Form 10-Q
period 1996-03-31
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1996-05-10
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1996

                        Commission File Number: 33-90342

                      CENTRAL ILLINOIS FINANCIAL CO., INC.
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                           37-1338484
(State or other jurisdiction                    (I.R.S. Employer
Identification

of incorporation or organization)                         Number)


                100 WEST UNIVERSITY, CHAMPAIGN, ILLINOIS  61820
            (Address of principal executive offices)     (Zip Code)

                                 (217)  351-6500
              (Registrant's telephone number, including area code)


Indicate by "X" whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES   X     NO

Indicate the number of shares outstanding of the registrant's common stock, as of May 1, 1996:
  Central Illinois Financial Co., Inc. Common Stock       4,722,983

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                               TABLE OF CONTENTS

                                                                PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   3

  Item 2.  Management's Discussion of Financial
               Condition and Results of Operations                8

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                     14

  Item 2.  Changes in Securities                                 14

  Item 3.  Defaults Upon Senior Securities                       14

  Item 4.  Submission of Matters to a Vote of Security
               Holders                                           14

  Item 5.  Other Information                                     14

  Item 6.  Exhibits and Reports on Form 8-K                      14

SIGNATURES                                                       15

Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 1996 and December 31, 1995
(Unaudited, dollars in thousands, except per share data)

                                                Mar. 31,   Dec. 31,
                                                    1996       1995
ASSETS
Cash and due from banks                          $21,112    $26,900
Federal funds sold                                55,000     53,800
Investments in debt and equity securities:
  Available-for-sale, at estimated market
  value                                           89,990     75,874
  Held-to-maturity (approximate market
  value of $14,739 and $21,528 at March 31,
  1996 and December 31, 1995, respectively)       14,707     21,430
Mortgage loans held for sale                       9,617      9,421
Loans, net of allowance for loan losses of
  $6,025 and $5,882 at March 31, 1996 and
  December 31, 1995, respectively                290,066    311,519
Premises and equipment, net                       11,060     10,992
Accrued interest receivable                        4,270      4,443
Other assets                                       6,291      6,207
     Total assets                               $502,113   $520,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Noninterest bearing demand deposits          55,624     66,693
     Interest bearing demand deposits            114,961    107,363
     Savings deposits                             21,734     23,997
     Time deposits $100 and over                  35,496     42,839
     Other time deposits                         170,040    178,265
     Total deposits                              397,855    419,157
  Federal funds purchased and securities
  sold under repurchase agreements                39,643     36,273
  Federal Home Loan Bank advances                  9,000      9,000
  Accrued interest payable                         1,682      1,964
  Other liabilities                                5,132      5,784
     Total liabilities                           453,312    472,178

Stockholders' equity:
  Common stock, $0.01 par value; 6,500,000
  shares authorized:
     4,959,132 shares issued and outstanding          50         50
  Paid in capital                                 19,066     19,066
  Retained earnings                               30,183     29,180
  Unrealized holding gain (loss) on debt and
  equity securities available-for-sale              (498)       112
     Total stockholders' equity                   48,801     48,408

     Total liabilities and stockholders'
     equity                                     $502,113   $520,586

See accompanying notes to Condensed Consolidated Financial Statements.

Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -


CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 1996 and 1995
(Unaudited, dollars in thousands, except per share data)

Interest income:                                    1996      1995
  Loans
     Taxable                                      $6,810    $7,126
     Exempt from federal income tax                    6         6
  Debt and equity securities available-for-sale    1,207       821
  Debt securities held-to-maturity
     Taxable                                          97       510
     Exempt from federal income tax                   97       125
  Federal funds sold                                 774       104
       Total interest income                       8,991     8,692

Interest expense:
  Deposits                                         3,927     3,379
  Federal funds purchased and securities sold
     under repurchase agreements                     544       441
  Federal Home Loan Bank advances                    149       147
       Total interest expense4,6203,967
       Net interest income                         4,371     4,725
Provision for loan losses                            150        75
       Net interest income after provision for
         loan losses                               4,221     4,650

Other income:
  Trust fees                                         545       402
  Service charges on deposit accounts                187       171
  Gains on sale of debt securities                     0         2
  Gain (loss) on sales of mortgage loans held
     for sale, net                                    (7)        2
  Other                                              368       371
       Total other income                          1,093       948

Other expenses:
  Salaries and employee benefits                   2,036     2,176
  Occupancy                                          374       297
  Equipment                                          259       300
  Data processing fees                               154       117
  Federal deposit insurance premiums                   1       220
  Other                                            1,010       916
       Total other expenses                        3,834     4,026

       Income from continuing operations before
         income tax expense                        1,480     1,572
Income tax expense                                   477       506
       Income from continuing operations           1,003     1,066
Income from discontinued operations (net of tax
  effect of $293 in 1995)                              0       570
       Net income                                 $1,003    $1,636

Per share data:
  Income from continuing operations                $0.20     $0.21
  Income from discontinued operations               0.00      0.12
     Net income                                    $0.20     $0.33
  Weighted average shares outstanding          5,019,526 4,980,919

See accompanying notes to Condensed Consolidated Financial Statements.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -


CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending March 31, 1996 and 1995
(Unaudited, in thousands)

                                                    1996      1995
Cash flows from operating activities:
  Net income                                      $1,003    $1,636
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                   284       305
     Debt and equity securities amortization
       (accretion), net                               61        (2)
     Provision for loan losses                       150        75
     Debt and equity securities gains                  0        (2)
     Gain (loss) on sales of mortgage loans
       held for sale, net                              7        (2)
     Gain on disposal of subsidiary                    0      (570)
     Increase in accrued interest receivable         173       180
     (Increase) decrease in other assets             (93)      198
     (Decrease) increase in accrued interest
       payable                                      (282)       97
     (Decrease) increase in other liabilities         80      (207)
     (Increase) in mortgage loans held for sale     (196)     (742)
     Other, net                                       (7)       49
       Net cash provided by operating
         activities                                1,180     1,015

Cash flows from investing activities:
  Net decrease in loans                           21,303     1,686
  Proceeds from maturity of investments in debt
  securities:
       Available-for-sale                         14,321     8,007
       Held-to-maturity                            6,588     7,162
  Proceeds from sales of investments in debt
  and equity securities available-for-sale             0       589
  Purchases of investments in debt and equity
  securities:
       Available-for-sale                        (30,016)  (11,840)
       Held-to-maturity                                0    (2,908)
  Principal paydowns from mortgage-backed and
  mortgage-related securities:
     Available-for-sale                              620       233
     Held-to-maturity                                109       198
  Purchases of premises and equipment               (383)     (676)
       Net cash provided by investing
         activities                               12,542     2,451

Cash flows from financing activities:
  Net decrease in demand and savings deposits     (5,734)   (8,404)
  Net (decrease) increase in time deposits $100
     and over                                     (7,343)    5,788
  Net (decrease) increase in other time
     deposits                                     (8,225)    6,693
  Net (decrease) increase in federal funds
  purchased and securities sold under
     repurchase agreements                         3,370    (9,092)

  Dividends paid                                    (378)     (161)
  Net treasury stock transactions                      0         4
       Net cash used in financing activities     (18,310)   (5,172)

     Net decrease in cash and cash equivalents    (4,588)   (1,706)

     Cash and cash equivalents at beginning of
     period                                       80,700    36,486
     Cash and cash equivalents at end of period  $76,112   $34,780

Additional cash flows information:
  Interest paid on deposits                       $4,902    $3,282
  Income tax paid                                      0       160

See accompanying notes to Condensed Consolidated Financial Statements.

Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

             CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

  In the opinion of management, the Condensed Consolidated Financial Statements of Central Illinois Financial Co., Inc. (the "Company") and subsidiaries as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

  Results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996.


NOTE 2.  BUSINESS COMBINATION

  On December 31, 1994, BankIllinois Financial Co. and Central Illinois Financial Corporation entered into an Agreement and Plan of Merger which provided for a "merger of equals" between the two companies, structured as a merger of the two companies into the Company. The merger, which was accounted for as a pooling of interests, was completed on June 30, 1995. Accordingly, prior period Condensed Consolidated Financial Statements have been restated as though the prior entities had been consolidated for all periods presented.


NOTE 3.  STOCK DIVIDEND

  At its regular board meeting on March 12, 1996, the Board of Directors of the Company declared a one-for-twenty, or five percent, common stock dividend. The record date of the stock dividend is May 1, 1996 and will be distributed on May 15, 1996. The accompanying unaudited Condensed Consolidated Financial Statements have been restated to take the stock dividend into account.


NOTE 4.  NEW ACCOUNTING RULES AND REGULATIONS

  During March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to

Page 6
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 assets to be held and used and assets to be disposed of. SFAS 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. SFAS 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell, except for assets covered by the provisions of APB Opinion No. 30. SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company does not anticipate that the adoption of SFAS 121 will have a significant impact on its financial statements.

  During October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock--Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years which begin after December 15, 1994. The Company plans to continue to measure compensation cost using APB 25; therefore, the adoption of SFAS No. 123 will not have any impact on the Company's financial condition or results of operations.

Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

  Total assets decreased $18,473,000, or 3.5%, from $520,586,000 at
December 31, 1995 to $502,113,000 at March 31, 1996. Decreases in cash and due from banks, investments in debt securities held-to-maturity, and loans, offset somewhat by increases in federal funds sold and debt and equity securities available-for-sale, resulted in the decrease in assets.

  The decrease in cash and due from banks of $5,788,000, or 21.5%, at March 31, 1996 compared to December 31, 1995 is attributable to a smaller dollar amount of deposit items in process of collection at March 31, 1996 compared to December 31, 1995.

  Investments in debt securities held-to-maturity decreased $6,723,000, or 31.4%, at March 31, 1996 compared to December 31, 1995. This decrease was a result of investments maturing and the proceeds being reinvested in debt and equity securities available-for-sale, which increased $14,116,000, or 18.6%, from December 31, 1995 to March 31, 1996.

  Net loans decreased $21,453,000, or 6.9%, from December 31, 1995 to
March 31, 1996. Included in the decrease was an $8,422,000, or 6.9%, decrease in commercial, financial, and agricultural loans, a $6,166,000, or 4.8%, decrease in real estate loans, and a $6,722,000, or 9.8%, decrease in installment and consumer loans. Management has expended substantial time on a review of the Company's lending process in the months following the merger.

Much of the decrease in loans can be attributed to management's emphasis on appropriate loan structure and pricing as well as a very competitive local lending environment. There was also some seasonal reduction in credit lines outstanding during the first quarter of 1996.

  Total deposits decreased $21,302,000, or 5.1%, from $419,157,000 at December 31, 1995 to $397,855,000 at March 31, 1996. The decrease includes an $11,069,000, or 16.6%, decrease in noninterest bearing demand deposits, a $2,263,000, or 9.4%, decrease in savings deposits, a $7,343,000, or 17.1%, decrease in time deposits $100,000 and over, and a decrease of $8,225,000, or 4.6%, in other time deposits. These decreases were somewhat offset by an increase of $7,598,000, or 7.1%, in noninterest bearing demand deposits. The decrease in deposits is attributable to management's emphasis on appropriate pricing in a very competitive market as well as some seasonal run-off. Deposits showed little change from March 31, 1995 to March 31, 1996. Total deposits were $397,933,000 at March 31, 1995 compared to $397,855,000 at March 31, 1996.

  Federal funds purchased and securities sold under repurchase agreements increased $3,370,000, or 9.3%, from $36,273,000 at December 31, 1995 to
$39,643,000 at March 31, 1996.


Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CAPITAL

     Total stockholders' equity increased $393,000 from December 31, 1995 to March 31, 1996. The change is summarized as follows:


                                                 (IN THOUSANDS)
Stockholders' equity, December 31, 1995             $48,408
Net income                                            1,003
Change in unrealized holding gain (loss) on
  investments in debt and equity securities
  available-for-sale                                   (610)
Stockholders' equity, March 31, 1996                $48,801

     Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and its subsidiary, BankIllinois, are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.

     The total assets leverage ratio is the ratio of "Tier 1 capital" to total assets. Tier 1 capital equals total stockholders' equity (before unrealized holding gain (loss) on investments in available-for-sale debt securities and unrealized holding gain on investments in available-for-sale equity securities with readily determinable fair values) less most intangible assets and certain amounts of deferred tax assets. Average total assets consist of total assets less most intangible assets and certain amounts of deferred tax assets. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at both March 31, 1996 and December 31, 1995 was 9.7%. The leverage ratio for BankIllinois for the same periods were 9.3% and 9.2%, respectively--well above the regulatory minimum for both the Company and BankIllinois.

     For the Company, the risk-weighted assets ratio equals the sum of Tier 1 capital plus the allowance for loan losses up to 1.25% of weighted-risk assets less most intangible assets and certain amounts of deferred tax assets, divided by total risk-adjusted assets. Total risk-adjusted assets are derived by assigning each asset and specific off-balance-sheet items, such as letters of credit and loan commitments, to one of four risk categories, and multiplying the items in each category by the risk factor assigned to such category. The resulting totals are then added, and that sum is the risk-adjusted assets ratio used in the calculation. The minimum risk-weighted assets ratio for bank holding companies is 8.0%. The Company's total risk-weighted assets ratios at March 31, 1996 and December 31, 1995 were 15.9% and 15.0%, respectively--significantly higher than the regulatory minimum. BankIllinois' total risk-weighted assets ratios were also significantly higher than the regulatory minimum--15.4% and 14.5% at March 31, 1996 and December 31, 1995, respectively.

Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -



RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
  As of March 31, 1996
(In thousands)

                                                1-30     31-90    91-180   181-365      Over
                                                Days      Days      Days      Days    1-year     Total
Federal funds sold                          $55,000        $0        $0        $0        $0    $55,000
Debt and equity securities <F1>               1,566     4,191    10,503    17,646    70,791    104,697
Loans <F2>                                   83,021    24,351    18,787    42,855   136,694    305,708
     Total interest earning assets         $139,587   $28,542   $29,290   $60,501  $207,485   $465,405
Savings and interest bearing demand
   deposits                                $136,695        $0        $0        $0        $0   $136,695
Time deposits                                17,046    31,116    35,703    51,196    70,475    205,536
Federal funds purchased and securities
  sold under repurchase agreements           32,785       310     5,327       642       579     39,643
Federal Home Loan Bank advances                   0         0         0         0     9,000      9,000
     Total interest bearing liabilities    $186,526   $31,426   $41,030   $51,838   $80,054   $390,874
Net asset (liability) funding gap          ($46,939)  ($2,884) ($11,740)   $8,663  $127,431    $74,531
Repricing gap                                0.75      0.91      0.71      1.17      2.59       1.19
Cumulative repricing gap                     0.75      0.77      0.76      0.83      1.19       1.19

<F1> Debt and equity securities include securities available-for-sale.
<F2> Loans include mortgage loans held for sale.


  At March 31, 1996, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $469,000 in the 1-30 days category and $498,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.


LIQUIDITY

  The Company was able to meet liquidity needs during the first three months of 1996. A review of the Condensed Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $4,588,000 from December 31, 1995 to March 31, 1996. This decrease came from net cash used in financing activities offset by cash provided by operating and investing activities.

  Net cash provided by operating activities reflects net earnings plus or minus certain noncash and other adjustments to arrive at net cash provided by operating activities. In the three month period ended March 31, 1996, net cash provided by operating activities was $165,000 more than the net cash provided by operating activities for the same period in 1995. The biggest reason for the increase in 1996 over 1995 was that mortgage loans held for sale increased by

Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

$196,000 during the first three months of 1996 compared to $742,000 during the same period during 1995, a $546,000 decrease. In addition, other liabilities increased $80,000 during the first three months of 1996 compared to a decrease of $207,000 during 1995, a $287,000 change. Negatively affecting cash provided was a decrease in net income of $633,000. This was somewhat offset by the noncash gain on disposal of subsidiary of $570,000 included in 1995 net income. Cash provided by operating activities was offset by a decrease in accrued interest payable of $282,000, a change of $379,000 from 1995.

  Net cash provided by investing activities was $12,542,000 in the three month period ended March 31, 1996 compared to $2,451,000 for the same period in 1995. This resulted from a decrease in loans for the first three months of 1996 of $21,303,000, $19,617,000 more than the decrease for the same period in 1995. This increase was somewhat offset by purchases of investments in debt and equity securities of $30,016,000 in the three months ended March 31, 1996. During the same time period, the Company received proceeds from maturities of investments in debt securities totaling $20,909,000. During the first three months of 1995, the Company had purchases of investments in debt and equity securities of $14,748,000 and proceeds from maturity of investments in debt securities totaling $15,169,000.

  Net cash used in financing activities for the first three months of 1996 was $18,310,000 compared to $5,172,000 during the same period in 1995. Included in the increase in cash used is a decrease in total deposits of $21,302,000 during the first three months of 1996 compared to an increase of $4,077,000 during the same period in 1995. The decrease in deposits was somewhat offset by an increase in federal funds purchased and securities sold under repurchase agreements of $3,370,000 in 1996 compared to a decrease of $9,092,000 in 1995.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $6,025,000 at March 31, 1996 compared to $5,882,000 at December 31, 1995. The allowance for loan losses as a percent of outstanding loans was 2.0% at March 31, 1996 compared to 1.9% at December 31, 1995. Additionally, the allowance for loan losses as a percent of nonperforming assets was 113.0% at March 31, 1996 compared to 163.7% at December 31, 1995. Management has expended substantial time on a review of the Company's lending process in the months following the merger. Management believes that the increase in nonperforming assets is a result of the emphasis placed on early detection of problem assets and not necessarily an indication of deterioration in the Company's credit quality. Management believes that the allowance for loan losses is adequate to absorb possible losses in the portfolio.


Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

  Net income for the first three months of 1996 was $1,003,000, a $633,000, or 38.7%, decrease from the first three months of 1995. This decrease was primarily the result of a $570,000 gain, net of tax, on the sale of discontinued operations during the first three months of 1995. As a result, net income per share dropped 39.4%, from $0.33 in 1995 to $0.20 in 1996.

  Income from continuing operations for the three months ended March 31, 1996, was $1,003,000, or $0.20 per share, compared to $1,066,000, or $0.21 per share, for the same period in 1995, a 5.9% decrease.

  Net interest income was $354,000, or 7.5% less for the first three months of 1996 compared to 1995. Total interest income was $299,000, or 3.4% higher in 1996 compared to 1995. This increase was more than offset by an increase in interest expense of $653,000, or 16.4%.

  Included in the increase in total interest income is an increase of $670,000, or 644.2%, in interest income on federal funds sold. This increase reflects average additional federal funds sold during the first quarter of 1996 of $48,820,000, a 654.9% increase over 1995. This increase was somewhat offset by a decrease of $316,000, or 4.4%, in interest income on loans. This decrease reflects a $18,327,000, or 5.5%, decrease in average loans outstanding during the first quarter of 1996 compared to the same period in 1995.

  The increase in interest expenses of $653,000 was primarily due to higher balances and interest rates on interest bearing funds.

  The provision for loan losses recorded was $150,000 during the first three months of 1996. This was $75,000, or 100.0%, more than the amount recorded during the first three months of 1995. The provision during the first quarter of 1996 was based on management's analysis of the Bank's loan portfolio and adequacy of allowance for loan losses.

  Other income increased $145,000, or 15.3%, during the first three months of 1996 compared to the first three months of 1995. Included in this increase was an increase of $143,000, or 35.6%, in trust fees.

  Total other expenses decreased $192,000, or 4.8%, during the first three months of 1996 compared to the first three months of 1995. Included in the decrease were decreases in salaries and employee benefits of $140,000, equipment of $41,000 and federal deposit insurance premiums of $219,000. The reduction in salary and employee benefits reflects the restructuring the Company completed during 1995. Included in the reduction of equipment expense is a reduction in computer-related equipment expenses related to a portion of the Company's computer operation which is now being out-sourced. The reduction in federal deposit insurance premiums is a direct result of a reduction in premium assessments.

Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

  Somewhat offsetting these decreases were increases in occupancy of $77,000, data processing fees of $37,000 and other of $94,000. Included in the increase in net occupancy were expenses related to a branch opened in mid-1995 as well as costs incurred as a result of operations being consolidated due to the merger. The data processing increase is a result of more data processing being out-sourced in 1996 than in 1995. The increase in other operating expenses reflects the expenses of the aggressive marketing campaign initiated in mid-1995.

  Income from discontinued operations decreased to zero due to the conclusion of a sales agreement relating to the operations that were discontinued. In 1992, the Company divested its interest in a wholly owned subsidiary, and the total sales price was based upon the annual operating revenues of the former subsidiary for the period July 1, 1992 through June 30, 1995 up to a maximum certain dollar amount. All remaining gains on this sale were recognized during the first quarter of 1995. Thus, no income from discontinued operations was recognized for the three months ended March 31, 1996.

Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

At their regularly scheduled meeting on March 12, 1996, the Board of Directors adopted a resolution declaring a one-for-twenty, or five percent, common stock dividend. The record date of the stock dividend was May 1, 1996, and the distribution date, May 15, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

None

b.  Reports

None

Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CENTRAL ILLINOIS FINANCIAL CO., INC.



Date:May 1, 1996



By:    /s/ David B. White
     Executive Vice President
     and Chief Financial Officer