Form 10-Q
period 1996-06-30
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1996-08-14
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1996

                        Commission File Number: 33-90342

                      CENTRAL ILLINOIS FINANCIAL CO., INC.
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                37-1338484
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


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
   YES   X     NO

Indicate the number of shares outstanding of the registrant's common stock, as of August 1, 1996:
   Central Illinois Financial Co.,
           Inc. Common Stock                               4,930,654

Page 1
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                               TABLE OF CONTENTS
                                                                PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements                                   3

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                     16

   Item 2.  Changes in Securities                                 16

   Item 3.  Defaults Upon Senior Securities                       16

   Item 4.  Submission of Matters to a Vote of
                 Security Holders                                 16

   Item 5.  Other Information                                     16

   Item 6.  Exhibits and Reports on Form 8-K                      16

SIGNATURES                                                        17

Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 1996 and December 31, 1995
(Unaudited, dollars in thousands, except per share data)

                                                   Jun. 30,  Dec. 31,
                                                     1996      1995
ASSETS
Cash and due from banks                             $24,060   $26,900
Federal funds sold                                   16,500    53,800
Debt and equity securities:
   Available-for-sale                               105,930    75,874
   Held-to-maturity (approximate market value of
        $17,962 at June 30, 1996 and $21,528 at
        December 31, 1995)                           17,988    21,430
Mortgage loans held-for-sale                          9,876     9,421
Loans, net of allowance for loan
   losses of $5,620 and $5,882 at June 30, 1996
   and December 31, 1995, respectively              286,817   311,519
Premises and equipment                               10,847    10,992
Accrued interest receivable                           4,690     4,443
Other assets                                          6,424     6,207
         Total assets                              $483,132  $520,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest bearing demand deposits             57,808    66,693
     Interest bearing demand deposits               117,136   107,363
     Savings                                         21,020    23,997
     Time deposits $100 and over                     28,405    42,839
     Other time                                     158,404   178,265
       Total deposits                               382,773   419,157
   Federal funds purchased and securities sold
         under repurchase agreements                 35,868    36,273
   Federal Home Loan Bank advances                    9,000     9,000
   Accrued interest payable                           1,460     1,964
   Other liabilities                                  4,939     5,784
         Total liabilities                          434,040   472,178

Stockholders' equity:
   Common stock, $0.01 par value; 6,500,000 shares authorized:
     4,930,654 shares issued and outstanding             50        50
   Paid in capital                                   19,063    19,066
   Retained earnings                                 31,279    29,180
   Net unrealized gain (loss) on securities
        available-for-sale                             (926)      112
                                                     49,466    48,408
   Treasury Stock, at cost, 28,237 shares in 1996      (374)        0
         Total stockholders' equity                  49,092    48,408
         Total liabilities and stockholders'
           equity                                  $483,132  $520,586

See accompanying notes to Condensed Consolidated Financial Statements

Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 1996 and 1995
(Unaudited, dollars in thousands, except per share data)

Interest income:                                       1996      1995
   Loans, including fees
      Taxable                                       $13,303   $14,626
      Exempt from federal income tax                     12        12
   Debt and equity securities available-for-sale      2,640     1,716
   Debt securities held-to-maturity
      Taxable                                           231       947
      Exempt from federal income tax                    193       247
   Federal funds sold                                 1,306       236
         Total interest income                       17,685    17,784

Interest expense:
   Deposits                                           7,685     7,142
   Federal funds purchased and securities sold
       under repurchase agreements                    1,013       882
   Federal Home Loan Bank advances                      298       296
         Total interest expense                       8,996     8,320
         Net interest income                          8,689     9,464
Provision for loan losses                               300        75
         Net interest income after provision for loan
            losses                                    8,389     9,389

Other income:
   Trust fees                                         1,097       794
   Service charges on deposit accounts                  370       339
   Gains on sale of debt securities                       0         2
   Gain on sales of mortgage loans held-for-sale,
      net                                                15        11
   Other                                                754       789
         Total other income                           2,236     1,935

Other expenses:
   Salaries and employee benefits                     3,980     4,285
   Net occupancy                                        738       612
   Equipment                                            488       591
   Data processing                                      361       228
   Federal deposit insurance premiums                     1       439
   Other                                              1,947     2,756
         Total other expenses                         7,515     8,911

         Income from continuing operations before
             income tax expense                       3,110     2,413
Income tax expense                                    1,011     1,073
         Income from continuing operations            2,099     1,340
Income from discontinued operations (net of tax
      effect of $293 in 1995)                             0       570
         Net income                                  $2,099    $1,910

Per share data:
   Income from continuing operations                  $0.42     $0.27
   Income from discontinued operations                 0.00      0.11
      Net income                                      $0.42     $0.38

   Weighted average shares outstanding            5,018,200 4,986,125

See accompanying notes to Condensed Consolidated Financial Statements.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 1996 and 1995
(Unaudited, dollars in thousands, except per share data)

Interest income:                                       1996      1995
   Loans, including fees
      Taxable                                        $6,493    $7,500
      Exempt from federal income tax                      6         6
   Debt and equity securities available-for-sale      1,433       895
   Debt securities held-to-maturity
      Taxable                                           134       437
      Exempt from federal income tax                     96       122
   Federal funds sold                                   532       132
         Total interest income                        8,694     9,092

Interest expense:
   Deposits                                           3,758     3,763
   Federal funds purchased and securities sold
      under repurchase agreements                       469       441
   Federal Home Loan Bank advances                      149       149
         Total interest expense                       4,376     4,353
         Net interest income                          4,318     4,739
Provision for loan losses                               150         0
         Net interest income after provision for
            loan losses                               4,168     4,739

Other income:
   Trust fees                                           552       392
   Service charges on deposit accounts                  183       168
   Gain on sales of mortgage loans held-for-sale,
      net                                                22         9
   Other                                                386       418
         Total other income                           1,143       987

Other expenses:
   Salaries and employee benefits                     1,944     2,109
   Net occupancy                                        364       315
   Equipment                                            229       291
   Data processing                                      178       111
   Federal deposit insurance premiums                     0       219
   Other                                                966     1,840
         Total other expenses                         3,681     4,885

         Income from continuing operations before
             income tax expense                       1,630       841
Income tax expense                                      534       567
         Net income                                  $1,096      $274

Per share data:
    Net income                                        $0.22     $0.06

   Weighted average shares outstanding            5,010,133 4,972,733

See accompanying notes to Condensed Consolidated Financial Statements.

Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending June 30, 1996 and 1995
(Unaudited, in thousands)

                                                       1996      1995
Cash flows from operating activities:
   Net income                                        $2,099    $1,910
   Adjustments to reconcile net income to net cash
        provided (used) by operating activities
      Depreciation and amortization                     576       591
      Debt and equity securities amortization, net      111       (13)
      Provision for loan losses                         300        75
      Debt and equity securities gains                    0        (2)
      Gain on sales of loans, net                       (15)      (11)
      Gain on sale of subsidiary                          0      (570)
      Loss (gain) on premises and equipment, net          4        (1)
      Increase in accrued interest receivable          (247)      (75)
      Increase (decrease) in accrued interest payable  (504)      303
      Increase  in other assets                        (236)     (230)
      Increase (decrease) in other liabilities          107      (303)
      Increase in mortgage loans held-for-sale         (440)   (4,031)
      Increase in stock appreciation rights               0        71
              Net cash provided (used) by operating
                 activities                           1,755    (2,286)

Investing activities:
      Net decrease (increase) in loans               24,402   (12,707)
      Proceeds from maturity of investments in debt
           securities:
           Held-to-maturity                           8,638    15,996
           Available-for-sale                        16,655     9,001
      Proceeds from sales of investments in debt and
           equity securities:
           Available-for-sale                             0       589
      Purchases of investments in debt and equity
           securities:
           Held-to-maturity                          (5,500)   (7,241)
           Available-for-sale                       (48,856)  (15,270)
      Principal paydowns from mortgage-backed and
              mortgage-related securities
           Held-to-maturity                             244       358
           Available-for-sale                           522       603
      Purchases of premises and equipment              (456)   (1,380)
              Net cash used by investing activities  (4,351)  (10,051)

Financing activities:
      Net decrease in demand and savings deposits    (2,089)   (5,331)
      Net increase (decrease) in time deposits
         $100 and over                              (13,538)      853
      Net increase (decrease) in other time deposits(20,757)   20,747
      Net decrease in federal funds purchased and
              securities sold under repurchase
         agreements                                    (405)  (10,271)
      Dividends paid                                   (378)     (321)
      Net Treasury Stock transactions                  (374)        0
      Net change in common stock                         (3)        3
           Net cash provided (used) by financing
              activities                            (37,544)    5,680

           Net decrease in cash and cash
               equivalents                          (40,140)   (6,657)
Cash and cash equivalents at beginning of period     80,700    36,486
           Cash and cash equivalents at end of
               period                               $40,560   $29,829

Additional cash flows information:
   Interest paid                                     $9,500    $8,017
   Income tax paid                                      672     1,250

See accompanying notes to Condensed Consolidated Financial Statements.

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

   In the opinion of management, the Condensed Consolidated Financial Statements of Central Illinois Financial Co., Inc. (the "Company") and subsidiaries as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996.


NOTE 2.  BUSINESS COMBINATION

   On December 13, 1994, BankIllinois Financial Co. and Central Illinois Financial Corporation entered into an Agreement and Plan of Merger which provided for a "merger of equals" between the two companies, structured as a merger of the two companies into the Company. The merger, which was accounted for as a pooling of interests, was completed on June 30, 1995. Accordingly, prior period Condensed Consolidated Financial Statements have been restated as though the prior entities had been consolidated for all periods presented.


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


NOTE 4.  NEW ACCOUNTING RULES AND REGULATIONS

   During June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Liabilities and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components

Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and it is to be applied prospectively. Earlier or retroactive application is not permitted. The Company does not anticipate that the adoption of SFAS 125 will have a significant impact on its financial statements.

Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

   Total assets decreased $37,454,000, or 7.2%, from $520,586,000 at December 31, 1995 to $483,132,000 at June 30, 1996. Decreases in cash and due from banks, federal funds sold, investments in debt securities held-to-maturity, and loans, offset somewhat by increases in debt and equity securities available-for-sale, resulted in the decrease in assets.

   Federal funds sold decreased $37,300,000, or 69.3%, at June 30, 1996 compared to December 31, 1995. This decrease was a result of excess federal funds sold being used to purchase equity securities available-for-sale as well as funding the decrease in deposits.

   The decrease in cash and due from banks of $2,840,000, or 10.6%, at June 30, 1996 compared to December 31, 1995 was attributable to a smaller dollar amount of deposit items in the process of collection at June 30, 1996 compared to December 31, 1995.

   Investments in debt securities held-to-maturity decreased $3,442,000, or 16.1%, at June 30, 1996 compared to December 31, 1995. This decrease was a result of investments maturing and the proceeds being reinvested in debt and equity securities available-for-sale, which increased $30,056,000, or 39.6%, from December 31, 1995 to June 30, 1996.

   Net loans decreased $24,509,000, or 7.5%, from December 31, 1995 to June 30, 1996. Included in the decrease was a $5,974,000, or 4.9%, decrease in commercial, financial, and agricultural loans, a $6,112,000, or 4.5%, decrease in real estate loans, and a $12,423,000, or 18.2%, decrease in installment and consumer loans. Management has expended substantial time reviewing the Company's lending process in the months following the merger. Much of the decrease in loans can be attributed to management's emphasis on appropriate loan structure and pricing as well as a very competitive local lending environment.

   Total deposits decreased $36,384,000, or 8.7%, from $419,157,000 at December 31, 1995 to $382,773,000 at June 30, 1996. The decrease includes an $8,885,000, or 13.3%, decrease in noninterest bearing demand deposits, a $2,977,000, or 12.4%, decrease in savings deposits, a $14,434,000, or 33.7%, decrease in time deposits $100,000 and over, and a decrease of $19,861,000, or 11.1%, in other time deposits. These decreases were somewhat offset by an increase of $9,773,000, or 9.1%, in interest bearing demand deposits. The decrease in deposits was attributable to management's emphasis on appropriate pricing in a very competitive market as well as some seasonal run-off. Total deposits were $410,946,000 at June 30, 1995 compared to $382,773,000 at June 30, 1996.

Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CAPITAL

   Total stockholders' equity increased $684,000 from December 31, 1995 to June 30, 1996. The change is summarized as follows:


   (IN THOUSANDS)
Stockholders' equity, December 31, 1995              $48,408
Net income                                             2,099
Purchase of Treasury Stock                              (374)
Purchase of fractional shares related to stock
     dividend                                             (3)
Change in unrealized holding gain (loss) on
  investments in debt and equity securities
  available-for-sale                                  (1,038)
Stockholders' equity, June 30, 1996                  $49,092

   Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and its subsidiary, BankIllinois, are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.

   The total assets leverage ratio is the ratio of "Tier 1 capital" to total assets. Tier 1 capital equals total stockholders' equity (before unrealized holding gain (loss) on investments in available-for-sale debt securities and unrealized holding gain on investments in available-for-sale equity securities with readily determinable fair values) less most intangible assets and certain amounts of deferred tax assets. Average total assets consist of total assets less most intangible assets and certain amounts of deferred tax assets. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at June 30, 1996 and December 31, 1995 was 10.2% and 9.7%, respectively. The leverage ratio for BankIllinois for the same periods was 9.8% and 9.2%, respectively well above the regulatory minimum for both the Company and BankIllinois.

   For the Company, the risk-weighted assets ratio equals the sum of Tier 1 capital plus the allowance for loan losses in an amount equal to up to 1.25% of weighted-risk assets (as described above) by total risk-adjusted assets. Total risk-adjusted assets are derived by assigning each asset and specific off-balance-sheet items, such as letters of credit and loan commitments, to one of four risk categories, and multiplying the items in each category by the risk factor assigned to such category. The resulting totals are then added, and that sum is the risk-adjusted assets ratio used in the calculation. The minimum risk-weighted assets ratio for bank holding companies is 8.0%. The Company's total risk-weighted assets ratios at June 30, 1996 and December 31, 1995 were 16.7% and 15.0%, respectively significantly higher than the regulatory minimum. BankIllinois' total risk-weighted assets ratios were also significantly higher than the regulatory minimum 16.1% and 14.5% at June 30, 1996 and December 31, 1995, respectively.

Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Rate Sensitivity of Earning Assets and Interest Bearing Liabilities

                                                        As of June 30, 1996
                                                           (In thousands)

                                                   1-30     31-90    91-180   181-365      Over
                                                   Days      Days      Days      Days    1-year     Total
Federal funds sold                              $16,500        $0        $0        $0        $0   $16,500
Debt and equity securities <F1>                   2,993    12,686     9,837    26,432    71,970   123,918
Loans <F2>
                                                 92,125    15,489    21,928    45,839   126,932   302,313
      Total interest earning assets            $111,618   $28,175   $31,765   $72,271  $198,902  $442,731
Savings and interest bearing demand
   deposits                                    $138,156        $0        $0        $0        $0  $138,156
Time deposits                                    13,777    31,605    35,346    41,179    64,902   186,809
Federal funds purchased and securities
   sold under repurchase agreements              29,356     5,283       498       260       471    35,868
Federal Home Loan Bank advances                       0         0         0         0     9,000     9,000
      Total interest bearing liabilities       $181,289   $36,888   $35,844   $41,439   $74,373  $369,833
Net asset (liability) funding gap              ($69,671)  ($8,713)  ($4,079)  $30,832  $124,529   $72,898
Repricing gap                                      0.62      0.76      0.89      1.74      2.67      1.20
Cumulative repricing gap                           0.62      0.64      0.68      0.83      1.20      1.20

<F1>   Debt and equity securities include securities available-for-sale.
<F2>   Loans include mortgage loans held-for-sale.

   At June 30, 1996, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $697,000 in the 1-30 days category and $784,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.


LIQUIDITY

   The Company was able to meet liquidity needs during the first six months of 1996. A review of the Condensed Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $40,140,000 from December 31, 1995 to June 30, 1996.
This decrease came from net cash used in financing and investing activities offset by cash provided by operating activities.

   Net cash provided by operating activities reflects net earnings plus or minus certain noncash and other adjustments to arrive at net cash provided by operating activities. In the six-month period ended June 30, 1996, net cash provided by operating activities was $4,041,000 more than the net cash provided by operating activities for the same period in 1995. The biggest reason for the increase in 1996 over 1995 was that mortgage loans held-for-sale increased

Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
by $455,000 during the first six months of 1996 compared to $4,042,000 during the same period during 1995, a $3,587,000 decrease. In addition, other liabilities increased $107,000 during the first six months of 1996 compared to a decrease of $303,000 during the same period in 1995, a $410,000 change. Cash provided was also positively affected by an increase in net income of $189,000 and an increase in provision for loan losses of $225,000 during the first six months of 1996 compared to the same period in 1995. Cash provided from operating activities in 1995 was also somewhat offset by the noncash gain on disposal of subsidiary of $570,000 included in 1995 net income. Cash provided by operating activities was offset by an increase in accrued interest receivable of $247,000, a change of $172,000 from 1995. Cash provided by operating activities was also offset by a decrease in accrued interest payable of $504,000 during the first six months of 1996, a change of $807,000 from the same period in 1995.

   Net cash used in investing activities was $4,351,000 in the six-month period ended June 30, 1996 compared to $10,051,000 for the same period in 1995. This resulted from a decrease in loans for the first six months of 1996 of $24,402,000, a $37,109,000 change from an increase of $12,707,000 during the same period in 1995. This increase was more than offset by purchases of investments in debt and equity securities of $54,356,000 in the six months ended June 30, 1996. During the same time period, the Company received proceeds from maturities of investments in debt securities totaling $25,293,000. During the first six months of 1995, the Company had purchases of investments in debt and equity securities of $22,511,000 and proceeds from maturity of investments in debt securities totaling $24,997,000.

   Net cash used in financing activities for the first six months of 1996 was $37,544,000 compared to $5,680,000 provided during the same period in 1995. Included in the increase in cash used is a decrease in total deposits of $36,384,000 during the first six months of 1996 compared to an increase of $16,269,000 during the same period in 1995. In addition, federal funds purchased and securities sold under repurchase agreements decreased $405,000 in 1996 compared to a decrease of $10,271,000 in 1995.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,620,000 at June 30, 1996 compared to $5,882,000 at December 31, 1995. The allowance for loan losses as a percent of outstanding loans was 1.9% at June 30, 1996 compared to 1.9% at December 31, 1995. Additionally, the allowance for loan losses as a percent of nonperforming assets was 132.6% at June 30, 1996 compared to 163.7% at December 31, 1995. The allowance for loan losses as a percent of nonperforming assets was 113.0% at March 31, 1996. Management has expended substantial time on a review of the Company's lending process in the months following the merger and believes that the increase in nonperforming assets since December 31, 1995 is a result of emphasis placed on early detection of problem assets and is not necessarily an indication of deterioration in the credit quality of the Company's loan portfolio.

Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The improvement during the second quarter of 1996 was due to a $1.1 million reduction in nonperforming assets, with approximately $555,000 attributable to charge-offs. The charge-offs were previously anticipated and management is confident that problem assets have been effectively identified and that the allowance for loan losses remains adequate to absorb possible losses in the portfolio.


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

   Net income for the first six months of 1996 was $2,099,000, a $189,000, or 9.9%, increase from the first six months of 1995. Included in 1995 results was a $570,000 gain, net of tax, on the sale of discontinued operations and merger-related expenses of $914,000. Net income per share increased $0.04, or 10.5%, to $0.42 in 1996 from $0.38 in 1995.

   Income from continuing operations for the first six months of 1996 was $2,099,000, a $759,000, or 56.6%, increase compared to the same period in 1995. Income from continuing operations increased $0.15 per share, or 55.6%, to $0.42 in the first six months of 1996 from $0.27 in the same period of 1995.

   Net interest income was $775,000, or 8.2% less for the first six months of 1996 compared to 1995. Total interest income was $99,000, or 0.6% lower in 1996 compared to 1995, and interest expense increased $676,000, or 8.1%. The increase in interest expense was primarily due to higher average balances and interest rates on interest bearing funds.

   The decrease in total interest income included a decrease of $1,323,000, or 9.0%, in interest income on loans. This decrease reflects a $27,526,000, or 8.2%, decrease in average loans outstanding during the first six months of 1996 compared to the same period in 1995. The decrease in total interest income on loans was somewhat offset by increases in interest income on federal funds and debt and equity securities due to increased funds being invested in these asset categories.

   The provision for loan losses recorded was $300,000 during the first six months of 1996. This was $225,000, or 300.0%, more than the amount recorded during the first six months of 1995. Management has expended considerable time since the merger in 1995 evaluating the credit quality of the Company's loan portfolio and standardizing its credit analysis procedures and standards. The provision during the first six months of 1996 was based on management's analysis of the Bank's loan portfolio and adequacy of allowance for loan losses.

   Other income increased $301,000, or 15.6%, during the first six months of 1996 compared to the first six months of 1995. Included in this increase was an increase of $303,000, or 38.2%, in trust fees.

   Total other expenses decreased $1,396,000, or 15.7%, during the first six months of 1996 compared to the first six months of 1995. Included in the decrease were decreases in salaries and employee benefits of $305,000, equipment of $103,000, federal deposit insurance premiums of $438,000 and other of $809,000. The reduction in salary and employee benefits reflects the restructuring the Company completed during 1995. Included in the reduction of equipment expense is a reduction in computer-related equipment expenses related

Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
to a portion of the Company's computer operation which is now being out-sourced. The reduction in federal deposit insurance premiums was a direct result of a reduction in premium assessments. The reduction in other includes a $914,000 decrease in merger-related expenses which was somewhat offset by increased marketing expenses related to an aggressive marketing campaign initiated in mid-1995.

   Somewhat offsetting these decreases were increases in occupancy of $126,000 and data processing fees of $133,000. Included in the increase in net occupancy were expenses related to a branch opened in mid-1995 as well as costs incurred as a result of operations being consolidated due to the merger. The data processing increase was a result of more data processing being out-sourced in 1996 than in 1995.

   Income from discontinued operations decreased to zero due to the conclusion of a sales agreement relating to the operations that were discontinued. In 1992, the Company divested its interest in a wholly owned subsidiary, and the total sales price was based upon the annual operating revenues of the former subsidiary for the period July 1, 1992 through June 30, 1995 up to a maximum certain dollar amount. All remaining gains on this sale were recognized during the first quarter of 1995. Thus, no income from discontinued operations was recognized for the six months ended June 30, 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996

   Net income for the second quarter of 1996 was $1,096,000, an $822,000, or 300.0%, increase compared to the same period in 1995. Included in 1995 results were $914,000 of merger-related expenses. Net income per share increased $0.16, or 266.7%, to $0.22 in 1996 from $0.06 in 1995.

   Net interest income was $421,000, or 8.9% less for the second quarter of 1996 compared to 1995. Total interest income was $398,000, or 4.4% lower in the second quarter of 1996 compared to the second quarter of 1995, and interest expense increased $23,000, or 0.5%, during the same periods.

   The decrease in total interest income of $398,000 included a decrease of $1,007,000, or 13.4%, in interest income on loans. This decrease is reflective of the decrease in average loans outstanding during the second quarter of 1996 compared to the second quarter of 1995. The decrease in interest income on loans was somewhat offset by increases in interest income on federal funds and debt and equity securities due to increased funds being invested in these asset categories.

   The provision for loan losses recorded was $150,000 during the second quarter of 1996. The provision during the second quarter of 1996 was based on management's analysis of the Bank's loan portfolio and adequacy of allowance for loan losses. Management has expended considerable time since the merger in 1995 evaluating the credit quality of the Company's loan portfolio and standardizing its credit analysis procedures and standards.

   Other income increased $156,000, or 15.8%, during the second quarter of 1996 compared to the second quarter of 1995. Included in this increase was an increase of $160,000, or 40.8%, in trust fees.

Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Total other expenses decreased $1,204,000, or 24.6%, during the second quarter of 1996 compared to the second quarter of 1995. Included in the decrease were decreases in salaries and employee benefits of $165,000, equipment of $62,000, federal deposit insurance premiums of $219,000 and other of $874,000. The reduction in salary and employee benefits reflects the restructuring the Company completed during 1995. Included in the reduction of equipment expense is a reduction in computer-related equipment expenses related to a portion of the Company's computer operation which is now being out-sourced. The reduction in federal deposit insurance premiums was a direct result of a reduction in premium assessments. The reduction in other includes a $914,000 decrease in merger-related expenses which was somewhat offset by increased marketing expenses related to an aggressive marketing campaign initiated in mid-1995.

   Somewhat offsetting these decreases were increases in occupancy of $49,000 and data processing fees of $67,000. Included in the increase in net occupancy were expenses related to a branch opened in mid-1995 as well as costs incurred as a result of operations being consolidated due to the merger. The data processing increase was a result of more data processing being out-sourced in 1996 than in 1995.

Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MEETING OF STOCKHOLDERS
     The Annual Meeting of Stockholders was held on May 13, 1996:

ELECTION OF DIRECTORS
     Messrs. David J. Downey, Van A. Dukeman, Gene A. Salmon and James A. Sullivan were elected to serve as Class I directors of the Company (term expires in 1999) at the Annual Meeting. Continuing as Class II directors (term expires in 1997) are Messrs. Robert J. Cochran and Gregory B. Lykins). Continuing as Class III directors (term expires in 1998) are Messrs. Roy V. VanBuskirk, August C. Meyer Jr., George T. Shapland and Dean R. Stewart.

MATTERS VOTED UPON AT THE MEETING
     In addition to the election of directors, the stockholders approved the adoption of the Central Illinois Financial Co., Inc. 1996 Stock Incentive Plan. The voting on each item at the Annual Meeting was as follows:

ELECTION OF DIRECTORS            FOR    WITHHELD           TOTAL
     David J. Downey    4,036,507.88       9,895    4,046,402.88
     Van A. Dukeman     4,036,507.88       9,895    4,046,402.88
     Gene A. Salmon     4,036,507.88       9,895    4,046,402.88
     James A. Sullivan  4,045,809.88         593    4,046,402.88

Adoption of 1996
Stock Incentive         FOR       AGAINST     ABSTAIN    VOTES         TOTAL
Plan           3,877,419.31    105,931.69   63,141.87     None  4,046,492.87


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

27.  Financial Data Schedule

b.  Reports

None

Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CENTRAL ILLINOIS FINANCIAL CO., INC.



Date:   August 12, 1996



By:     /s/ David B. White
        Executive Vice President

Page 17
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -