Form 10-Q
period 1996-09-30
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1996-11-14
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1996

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

Indicate the number of shares outstanding of the registrant's common stock, as of November 1, 1996:
   Central Illinois Financial Co., Inc. Common Stock                   4,930,204
Page 1
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                               TABLE OF CONTENTS
                                                                     PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                      3

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                        18

     Item 2.  Changes in Securities                                    18

     Item 3.  Defaults Upon Senior Securities                          18

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                         18

     Item 5.  Other Information                                        18

     Item 6.  Exhibits and Reports on Form 8-K                         18

SIGNATURES                                                             19

Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1996 and December 31, 1995
(Unaudited, dollars in thousands)

                                                        Sep. 30,  Dec. 31,
ASSETS                                                     1996      1995
Cash and due from banks                                  $23,500   $26,900
Federal funds sold                                        17,000    53,800
Securities available-for-sale                            112,901    73,457
Securities held-to-maturity (approximate market value
         of $17,595 at September 30, 1996 and
         $21,528 at December 31, 1995)                    17,556    21,430
Other equity securities                                    1,731     2,417
Mortgage loans held-for-sale                               1,107     9,421
Loans, net of allowance for loan losses of $5,588 and    284,948   311,519
         $5,882 at September 30, 1996 and
         December 31, 1995, respectively
Premises and equipment                                    10,777    10,992
Accrued interest receivable                                4,399     4,443
Other assets                                               5,768     6,207
         Total assets                                    479,687   520,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand - noninterest bearing                         53,915    66,693
     Demand - interest bearing                           118,626   107,363
     Savings                                              18,577    23,997
     Time deposits $100 and over                          24,449    42,839
     Other time                                          155,631   178,265
       Total deposits                                    371,198   419,157
   Federal funds purchased and securities sold under
         repurchase agreements                            42,422    36,273
   Federal Home Loan Bank advances                         9,000     9,000
   Accrued interest payable                                1,404     1,964
   Other liabilities                                       4,961     5,784
         Total liabilities                               428,985   472,178

Stockholders' equity:
   Common stock, $0.01 par value; 6,500,000 shares authorized:
     4,958,891 shares issued                                  50        50
   Paid in capital                                        19,066    19,066
   Retained earnings                                      32,490    29,180
   Less: Treasury Stock, at cost, 28,487 shares in 1996     (378)        0
   Unrealized holding loss on debt and equity
         securities available-for-sale                      (526)      112
         Total stockholders' equity                       50,702    48,408

         Total liabilities and stockholders' equity     $479,687  $520,586

See accompanying notes to Condensed Consolidated Financial Statements.

Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 1996 and 1995
(Unaudited, dollars in thousands, except per share data)

Interest income:                                           1996      1995
   Loans, including fees
      Taxable                                            $19,729   $22,322
      Exempt from federal income tax                          18        19
   Securities available-for-sale                           4,234     2,498
   Securities held-to-maturity
      Taxable                                                374     1,196
      Exempt from federal income tax                         288       376
   Other Equity Securities                                    98       115
   Federal funds sold                                      1,549       414
         Total interest income                            26,290    26,940

Interest expense:
   Deposits                                               11,345    11,144
   Federal funds purchased and securities sold under
         repurchase agreements                             1,503     1,354
   Federal Home Loan Bank advances                           448       447
         Total interest expense                           13,296    12,945
         Net interest income                              12,994    13,995
Provision for loan losses                                    375       150
         Net interest income after provision for loan
            losses                                        12,619    13,845

Other income:
   Trust fees                                              1,479     1,116
   Service charges on deposit accounts                       537       506
   Gains on sale of debt securities                            0         3
   Gain (Loss) on sales of mortgage loans held-for-sale, net 197       (51)
   Other                                                   1,148     1,161
         Total other income                                3,361     2,735

Other expenses:
   Salaries and employee benefits                          5,943     6,885
   Net occupancy                                           1,123     1,041
   Equipment                                                 737       884
   Data processing                                           541       368
   Federal deposit insurance premiums                          2       416
   Other                                                   2,719     3,842
         Total other expenses                             11,065    13,436

         Income from continuing operations before
            income tax expense                             4,915     3,144
Income tax expense                                         1,605     1,326
         Income from continuing operations                 3,310     1,818
Income from discontinued operations (net of tax effect
            of $293 in 1995)                                   0       570
         Net income                                       $3,310    $2,388

Per share data:
   Income from continuing operations                       $0.66     $0.37
   Income from discontinued operations                      0.00      0.11
      Net income                                           $0.66     $0.48

   Weighted average shares outstanding                 5,019,842 4,993,717

See accompanying notes to Condensed Consolidated Financial Statements.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 1996 and 1995
(Unaudited, dollars in thousands, except per share data)

Interest income:                                           1996      1995
   Loans, including fees
      Taxable                                             $6,426    $7,696
      Exempt from federal income tax                           6         7
   Securities available-for-sale                           1,661       793
   Securities held-to-maturity
      Taxable                                                143       315
      Exempt from federal income tax                          95       129
   Other Equity Securities                                    31        37
   Federal funds sold                                        243       179
         Total interest income                             8,605     9,156

Interest expense:
   Deposits                                                3,660     4,003
   Federal funds purchased and securities sold under
         repurchase agreements                               490       471
   Federal Home Loan Bank advances                           150       151
         Total interest expense                            4,300     4,625
         Net interest income                               4,305     4,531
Provision for loan losses                                     75        75
         Net interest income after provision for loan
           losses                                          4,230     4,456

Other income:
   Trust fees                                                382       349
   Service charges on deposit accounts                       167       167
   Gains on sale of debt securities                            0         1
   Gains (losses) on sales of mortgage loans held-for-sale,
         net                                                 182       (62)
   Other                                                     394       349
         Total other income                                1,125       804

Other expenses:
   Salaries and employee benefits                          1,963     2,615
   Net occupancy                                             385       397
   Equipment                                                 249       288
   Data processing                                           180       140
   Federal deposit insurance premiums                          1       (23)
   Other                                                     772     1,112
         Total other expenses                              3,550     4,529

         Income from continuing operations before income
            tax expense                                    1,805       731
Income tax expense                                           594       253
         Net income                                       $1,211      $478

Per share data:
    Net income                                             $0.24     $0.10

   Weighted average shares outstanding                 5,005,686 4,998,700

See accompanying notes to Condensed Consolidated Financial Statements.

Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending September 30, 1996 and 1995
(Unaudited, in thousands)

Cash flows from operating activities:                      1996      1995
   Net income                                             $3,310    $2,388
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities
      Depreciation and amortization                          876       901
      Debt and equity securities amortization, net           135        94
      Provision for loan losses                              375       150
      Debt and equity securities gains                         0        (3)
      (Gain) loss on sales of loans, net                    (197)       51
      Gain on sale of subsidiary                               0      (570)
      (Gain) loss on premises and equipment, net               2        (1)
      Decrease (increase) in accrued interest receivable      44      (677)
      (Decrease) increase in accrued interest payable       (560)      349
      Decrease  in other assets                              403     1,076
      Decrease in other liabilities                          (76)     (672)
      Decrease (increase) in mortgage loans held-for-sale    336    (8,108)
      Stock appreciation rights                                3        88
              Net cash provided by (used in) operating
                 activities                                4,651    (4,934)

Investing activities:
      Net decrease (increase) in loans                    34,371    (7,313)
      Proceeds from maturity of investments in debt securities:
           Held-to-maturity                               11,838    18,596
           Available-for-sale                             23,438    17,651
      Proceeds from sales of investments in debt and equity securities:
           Available-for-sale                                  0     2,717
           Other equity securities                           718         0
      Purchases of investments in debt and equity securities:
           Held-to-maturity                               (8,399)   (9,231)
           Available-for-sale                            (64,648)  (15,269)
           Other equity securities                           (32)        0
      Principal paydowns from mortgage-backed and mortgage-related securities
           Held-to-maturity                                  353       509
           Available-for-sale                                746     1,228
      Purchases of premises and equipment                   (667)   (1,747)
      Proceeds from sale of premises and equipment             0         2
              Net cash provided by (used in) investing
                 activities                               (2,282)    7,143

Financing activities:
         Net decrease in demand and savings deposits      (6,935)  (18,433)
         Net decrease in time deposits $100 and over     (18,390)   (3,177)
         Net (decrease) increase in other time deposits  (22,634)   18,727
         Net increase (decrease) in federal funds purchased and
              securities sold under repurchase agreements  6,149    (4,402)
         Dividends paid                                     (378)     (483)
         Net Treasury Stock transactions                    (378)        0
         Net change in common stock                           (3)        3
              Net cash used in financing activities      (42,569)   (7,765)

              Net decrease in cash and cash equivalents  (40,200)   (5,556)
Cash and cash equivalents at beginning of period          80,700    36,486
              Cash and cash equivalents at end of period $40,500   $30,930

Additional cash flows information:
   Interest paid                                          13,856    12,598
   Income taxes paid                                         972     1,490
   Transfer of mortgage loans held-for-sale to loans       8,175         0

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

   In the opinion of management, the Condensed Consolidated Financial Statements of Central Illinois Financial Co., Inc. (the "Company") and subsidiaries as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996.


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

Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

NOTE 4.  MORTGAGE LOANS HELD-FOR-SALE

   During September 1996, the Company transferred approximately $8,175,000 of mortgage loans held-for-sale to the Company's loan portfolio with the intent to hold until maturity. The loans were recorded at the lower of cost or fair market value at the date of transfer. Unrealized holding losses of approximately $16,000 will be accreted into earnings over the remaining life of the mortgages as a yield adjustment.


NOTE 5.  NEW ACCOUNTING RULES AND REGULATIONS

   During June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Liabilities and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and it is to be applied prospectively. Earlier or retroactive application is not permitted. The Company does not anticipate that the adoption of SFAS 125 will have a significant impact on its financial statements.

Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

   Total assets decreased $40,899,000, or 7.9%, from $520,586,000 at
December 31, 1995 to $479,687,000 at September 30, 1996. Decreases in cash and due from banks, federal funds sold, investments in securities held-to-maturity, other equity securities, and loans, offset somewhat by an increase in securities available-for-sale, resulted in the decrease in assets.

   Federal funds sold decreased $36,800,000, or 68.4%, at September 30, 1996 compared to December 31, 1995. This decrease was a result of excess federal funds sold being used to purchase securities available-for-sale as well as fund the decrease in deposits.

   The decrease in cash and due from banks of $3,400,000, or 12.6%, at September 30, 1996 compared to December 31, 1995 was attributable to a smaller dollar amount of deposit items in the process of collection at September 30, 1996 compared to December 31, 1995.

   Investments in equity securities decreased $686,000, or 28.4%, at September 30, 1996 compared to December 31, 1995. This decrease was primarily a result of the sale of FHLB stock. Investments in debt securities held-to-maturity decreased $3,874,000, or 18.1%, at September 30, 1996 compared to December 31, 1995. This decrease was a result of investments maturing and the proceeds being reinvested in securities available-for-sale, which increased $39,444,000, or 53.7%, from December 31, 1995 to September 30, 1996.

   Mortgage loans held-for-sale decreased $8,314,000, or 88.2%, from December 31, 1995 to September 30, 1996. The decrease was a direct result of management's decision in September that all mortgage loans not committed for sale should be held in the Company's loan portfolio. These loans were transferred with the intention of holding them until maturity. Included in the transfer were approximately $7,628,000 of adjustable-rate mortgages and $547,000 of fixed-rate mortgages. Management's intention is to hold few fixed-rate mortgages in the Company's portfolio.

   Loans decreased $26,865,000, or 8.5%, from December 31, 1995 to
September 30, 1996. Included in the decrease were a $9,769,000, or 8.1%, decrease in commercial, financial, and agricultural loans, a $407,000, or 0.3%, decrease in real estate loans, and a $16,689,000, or 24.4%, decrease in installment and consumer loans. Management has expended substantial time reviewing the Company's lending process in the months following the merger. Much of the decrease in loans can be attributed to management's emphasis on appropriate loan structure and pricing as well as a competitive local lending environment.

   Total deposits decreased $47,959,000, or 11.4%, from $419,157,000 at December 31, 1995 to $371,198,000 at September 30, 1996. The decrease includes a $12,778,000, or 19.2%, decrease in noninterest bearing demand deposits, a $5,420,000, or 22.6%, decrease in savings deposits, an $18,390,000, or 42.9%, decrease in time deposits $100,000 and over, and a

Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 decrease of $22,634,000, or 12.7%, in other time deposits. These decreases were somewhat offset by an increase of $11,263,000, or 10.5%, in interest bearing demand deposits. The decrease in deposits was attributable to management's emphasis on appropriate pricing in a competitive market as well as some seasonal run-off. Total deposits were $391,794,000 at September 30, 1995 compared to $371,198,000 at September 30, 1996.

CAPITAL

   Total stockholders' equity increased $2,294,000 from December 31, 1995 to September 30, 1996. The change is summarized as follows:


                                                           (IN THOUSANDS)
Stockholders' equity, December 31, 1995                          $48,408
Net income                                                         3,310
Purchase of Treasury Stock                                          (378)
Purchase of fractional shares related to stock dividend               (3)
Stock appreciation rights                                              3
Change in unrealized holding gain (loss) on
  investments in debt and equity securities
  available-for-sale                                                (638)
Stockholders' equity, September 30, 1996                         $50,702

   BankIllinois, the Company's wholly owned subsidiary (the "Bank"), is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Bank, as of September 30, 1996, meets all capital adequacy requirements to which it is subject.

   As of September 30, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The Company's consolidated actual capital amounts and ratios are also presented in the table below (in thousands):

                                                                                  To Be Well
                                                                            Capitalized Under
                                                        For Capital         Prompt Corrective
                                        Actual        Adequacy Purposes     Action Provisions
                                  Amount    Ratio      Amount     Ratio      Amount    Ratio
As of September 30, 1996:
   Total capital
      (to risk-weighted assets)  $55,070    17.6%   =>$25,026    =>8.0%   =>$31,283  =>10.0%
   Tier I capital
      (to risk-weighted assets)   51,139    16.3%    =>12,513    =>4.0%    =>18,770   =>6.0%
   Tier I capital
      (to average assets)         51,139    10.7%    =>19,114    =>4.0%    =>23,892   =>5.0%
As of December 31, 1995:
   Total capital
      (to risk-weighted assets)   52,517    15.0%    =>27,962    =>8.0%    =>34,953  =>10.0%
   Tier I capital
      (to risk-weighted assets)   48,148    13.8%    =>13,981    =>4.0%    =>20,972   =>6.0%
   Tier I capital
      (to average assets)         48,148     9.7%    =>19,855    =>4.0%    =>24,819   =>5.0%

                    RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                         As of September 30, 1996
                                              (In thousands)

                                            1-30     31-90    91-180   181-365      Over
                                            Days      Days      Days      Days    1-year      Total
Federal funds sold                        $17,000        $0        $0        $0        $0    $17,000
Debt and equity securities <F1>             3,120     7,954    18,969    17,082    85,063    132,188
Loans <F2>                                 80,750    21,152    25,485    38,948   125,308    291,643
    Total interest earning assets        $100,870   $29,106   $44,454   $56,030  $210,371   $440,831
Savings and interest bearing demand
    deposits                             $137,203        $0        $0        $0        $0   $137,203
Time deposits                              12,287    25,227    30,837    34,420    77,309    180,080
Federal funds purchased and securities
    sold under repurchase agreements       36,133     5,395       150       273       471     42,422
Federal Home Loan Bank advances                 0         0         0         0     9,000      9,000
    Total interest bearing liabilities   $185,623   $30,622   $30,987   $34,693   $86,780   $368,705
Net asset (liability) funding gap        ($84,753)  ($1,516)  $13,467   $21,337  $123,591    $72,126
Repricing gap                                0.54      0.95      1.43      1.62      2.42       1.20
Cumulative repricing gap                     0.54      0.60      0.71      0.82      1.20       1.20

<F1>  Debt and equity securities include securities available-for-sale.
<F2>  Loans include mortgage loans held-for-sale.

Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   At September 30, 1996, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $848,000 in the 1-30 days category and $863,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.


LIQUIDITY

   The Company was able to meet liquidity needs during the first nine months of 1996. A review of the Condensed Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $40,200,000 from December 31, 1995 to September 30, 1996. This decrease came from net cash used in financing and investing activities offset by cash provided by operating activities.

   Net cash provided by operating activities reflects net earnings plus or minus certain noncash and other adjustments to arrive at net cash provided by operating activities. In the nine-month period ended September 30, 1996, net cash provided by operating activities was $9,585,000 more than the net cash provided by operating activities for the same period in 1995. The biggest reason for the increase in 1996 over 1995 was that mortgage loans held-for-sale decreased by $336,000 during the first nine months of 1996 compared to an increase of $8,108,000 during the same period during 1995, a $8,444,000 decrease. The decrease in mortgage loans held-for-sale in 1996 is net of the transfer during September 1996 of approximately $8,175,000 of mortgage loans held-for-sale to the Company's loan portfolio with the intent to hold until maturity. Accrued interest receivable decreased $44,000 during the first nine months of 1996, compared to an increase of $677,000 during the same period in 1995, a $721,000 change. In addition, other liabilities decreased $76,000 during the first nine months of 1996 compared to a decrease of $672,000 during the same period in 1995, a $596,000 change. Cash provided was also positively affected by an increase in net income of $922,000 and an increase in provision for loan losses of $225,000 during the first nine months of 1996 compared to the same period in 1995. Cash provided from operating activities in 1995 was also somewhat offset by the noncash gain on disposal of subsidiary of $570,000 included in 1995 net income. Cash provided by operating activities was offset by an decrease in accrued interest payable of $560,000 during the first nine months of 1996 compared to an increase of $349,000 during the same period in 1995, a change of $909,000. Cash provided by operating activities was also offset by a decrease in other assets of $403,000 during the first nine months of 1996 compared to a decrease of $1,076,000 during the same period in 1995, a change of $673,000. Cash provided by operating activities was also offset by a gain on sales of loans of $197,000 during the first nine months of 1996 compared to a loss of $51,000 during the same period in 1995, a change of $248,000.

   Net cash used in investing activities was $2,282,000 in the nine-month period ended September 30, 1996 compared to cash provided of $7,143,000 for the same period in 1995. This resulted from a decrease in loans for the first nine months of 1996 of $34,371,000, a $41,684,000 change from an increase of $7,313,000 during the same period in 1995. This

Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
increase was more than offset by purchases of investment securities, securities held-for-sale, and other equity securities of $73,079,000 in the nine months ended September 30, 1996. During the same time period, the Company received proceeds from maturities of investment securities and securities held-for-sale totaling $35,276,000. During the first nine months of 1995, the Company had purchases of investment securities and securities held-for-sale of $24,500,000 and proceeds from maturity of investment securities and securities held-for-sale totaling $36,247,000. During the first nine months of 1996, the Company received proceeds from the sale of other equity securities of $718,000. During the same time period in 1995, the Company received proceeds from the sale of securities held-for-sale of $2,717,000.

   Net cash used in financing activities for the first nine months of 1996 was $42,569,000 compared to cash used of $7,765,000 during the same period in 1995. Included in the increase in cash used is a decrease in total deposits of $47,959,000 during the first nine months of 1996 compared to a decrease of $2,883,000 during the same period in 1995. The decrease in deposits in 1996 was somewhat offset by an increase in federal funds purchased and securities sold under repurchase agreements of $6,149,000 in 1996. Federal funds purchased and securities sold under repurchase agreements decreased $4,402,000 during the same period in 1995.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,588,000 at September 30, 1996 compared to $5,882,000 at December 31, 1995. Although the allowance for loan loss balance decreased by $294,000 since the end of 1995, a recovery of $282,000 was received in October which increased the allowance back to the 1995 year-end level. The allowance for loan losses as a percentage of outstanding loans was 1.9% at both September 30, 1996 and December 31, 1995. Additionally, the allowance for loan losses as a percentage of nonperforming assets was 125.4% at September 30, 1996 compared to 163.7% at December 31, 1995. This ratio has improved with the recent recovery since the end of the third quarter. Management has expended substantial time on a review of the Company's lending process in the months following the merger and believes that the increase in nonperforming assets since December 31, 1995 is a result of emphasis placed on early detection of problem assets and is not necessarily an indication of deterioration in the credit quality of the Company's loan portfolio. Management remains confident that problem assets have been effectively identified and that the allowance for loan losses remains adequate to absorb possible losses in the portfolio.

Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

   Net income for the first nine months of 1996 was $3,310,000, a $922,000, or 38.6%, increase from the first nine months of 1995. Included in 1995 results were a $570,000 gain, net of tax, on the sale of discontinued operations and merger and restructuring expenses, net of tax, of $1,395,000. Net income per share per share increased $0.18, or 37.5%, to $0.66 in the first nine months of 1996 from $0.48 in the same period of 1995.

   Income from continuing operations for the first nine months of 1996 was $3,310,000, a $1,492,000, or 82.1%, increase compared to the same period in 1995. Income from continuing operations increased $0.29 per share, or 78.4%, to $0.66 in the first nine months of 1996 from $0.37 in the same period of 1995.

   Net interest income was $1,001,000, or 7.2% less for the first nine months of 1996 compared to 1995. Total interest income was $650,000, or 2.4% lower in 1996 compared to 1995, and interest expense increased $351,000, or 2.7%. The increase in interest expense was primarily due to higher interest rates on interest bearing liabilities.

   The decrease in total interest income included a decrease of $2,594,000, or 11.6%, in interest income on loans. This decrease reflects a $37,476,000, or 11.0%, decrease in average loans outstanding during the first nine months of 1996 compared to the same period in 1995. The decrease in total interest income on loans was somewhat offset by increases in interest income on federal funds and securities available-for-sale due to increased funds being invested in these asset categories.

   The provision for loan losses recorded was $375,000 during the first nine months of 1996. This was $225,000, or 150.0%, more than the amount recorded during the first nine months of 1995. Management has expended considerable time since the merger in 1995 evaluating the credit quality of the Company's loan portfolio and standardizing its credit analysis procedures and standards. The provision during the first nine months of 1996 was based on management's analysis of the Bank's loan portfolio and adequacy of allowance for loan losses.

   Other income increased $626,000, or 22.9%, during the first nine months of 1996 compared to the first nine months of 1995. Included in this increase were increases of $363,000, or 32.5%, in trust fees, and $248,000, or 486.3%, in gains on sales of mortgage loans held-for-sale.

   Total other expenses decreased $2,371,000, or 17.6%, during the first nine months of 1996 compared to the first nine months of 1995. Included in the decrease were decreases in salaries and employee benefits of $942,000, equipment of $147,000, federal deposit insurance premiums of $414,000 and other expenses of $1,123,000. The reduction in salary and employee benefits reflected the restructuring the Company completed during 1995. Included in the reduction of equipment expense was a reduction in computer-related equipment expenses related to a portion of the Company's computer operation which is now being out-sourced. The reduction in federal deposit insurance premiums was a direct result of a reduction in premium

Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 assessments. The reduction in other includes a $914,000 decrease in merger-related expenses which was somewhat offset by increased marketing expenses related to an aggressive marketing campaign initiated in mid-1995.

   Somewhat offsetting these decreases were increases in occupancy of $82,000 and data processing fees of $173,000. Included in the increase in net occupancy were expenses related to a branch opened in mid-1995 as well as costs incurred as a result of operations being consolidated due to the merger. The data processing increase was a result of more data processing being out-sourced in 1996 than in 1995.

   Income from discontinued operations decreased to zero due to the conclusion of a sales agreement relating to the operations that were discontinued. In 1992, the Company divested its interest in a wholly owned subsidiary, and the total sales price was based upon the annual operating revenues of the former subsidiary for the period July 1, 1992 through June 30, 1995 up to a maximum certain dollar amount. All remaining gains on this sale were recognized during the first quarter of 1995. Thus, no income from discontinued operations was recognized for the nine months ended September 30, 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

   Net income for the third quarter of 1996 was $1,211,000, a $733,000, or 153.3%, increase compared to the same period in 1995. Included in 1995 results were merger and restructuring expenses, net of tax, of $481,000. Net income per share increased $0.14, or 140.0%, to $0.24 in 1996 from $0.10 in 1995.

   Net interest income was $226,000, or 5.0% less for the third quarter of 1996 compared to 1995. Total interest income was $551,000, or 6.0% lower in the third quarter of 1996 compared to the third quarter of 1995, and interest expense decreased $325,000, or 7.0%, during the same periods.

   The decrease in total interest income of $551,000 included a decrease of $1,271,000, or 16.5%, in interest income on loans. This decrease is attributable to the decrease in average loans outstanding during the third quarter of 1996 compared to the third quarter of 1995. The decrease in interest income on loans was somewhat offset by an increase in interest income on securities available-for-sale due to increased funds being invested in this asset category.

   The provision for loan losses recorded was $75,000 during the third quarter of both 1996 and 1995. The provision was based on management's analysis of the Bank's loan portfolio and adequacy of allowance for loan losses. Management has expended considerable time since the merger in 1995 evaluating the credit quality of the Company's loan portfolio and standardizing its credit analysis procedures and standards.

   Other income increased $321,000, or 39.9%, during the third quarter of 1996 compared to the third quarter of 1995. Included in this increase was an increase of $244,000, or 393.6%, in gains on mortgage loans held-for-sale.

Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Total other expenses decreased $979,000, or 21.6%, during the third quarter of 1996 compared to the third quarter of 1995. Included in the decrease were decreases in salaries and employee benefits of $652,000, occupancy of $12,000, equipment of $39,000, and other expenses of $340,000. The reduction in salary and employee benefits is attributable to the restructuring the Company completed during 1995. Included in the reduction of equipment expense is a reduction in computer-related equipment expenses related to a portion of the Company's computer operation which is now being out-sourced. The reduction in other is attributable to efficiencies gained from the consolidation as well as a $112,000 decrease in merger-related expenses included in 1995.

   Somewhat offsetting these decreases were increases in data processing fees of $40,000 and federal deposit insurance premiums of $24,000. The increase in federal deposit insurance premiums was a direct result of a refund in premium assessments in the third quarter of 1995. The data processing increase was a result of more data processing being out-sourced in 1996 than in 1995.


RECENT REGULATORY DEVELOPMENTS

   On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. The Bank holds no SAIF-assessable deposits and, therefore, is not subject to the special assessment.

   Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions, such as the Bank, cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

   The DIFA also provides for a merger of the BIF and the SAIF on January
1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Departments to conduct a study on the development of a common charter and to submit a report,

Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 along with appropriate legislative recommendations, to the Congress by March 31, 1997.

   In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new non-banking activities by bank holding companies, establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for the state bank under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

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

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

27.  Financial Data Schedule

b.  Reports

On August 6, 1996, a report was filed on Form 8-K, dated July 30, 1996, to report under Item 5 regarding a change in auditors for the fiscal year ending December 31, 1996.

On August 9, 1996, amendment no. 1 to the Form 8-K dated July 30, 1996 was filed. The purpose of the amendment was to correct the EDGAR coding of the original Form 8-K.

On August 20, 1996, amendment no. 2 to the Form 8-K dated July 30, 1996 was filed. The purpose of the amendment was the submission of the required letter from the Company's former auditors under Item 7 of the Form 8-K.

Page 18
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL ILLINOIS FINANCIAL CO., INC.


Date:November 15, 1996


By:     /s/ David B. White
   Executive Vice President
   and Chief Financial Officer