Form 10-K
period 1996-12-31
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1997-03-27
CIK 941622

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                        Commission File Number: 33-90342

                      CENTRAL ILLINOIS FINANCIAL CO., INC.
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                         37-1358484
(State or other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)                          Number)


             100 WEST UNIVERSITY, CHAMPAIGN, ILLINOIS    61824-4028
           (Address of principal executive offices)        (Zip Code)

                                 (217)  351-6500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                        NAME OF EACH EXCHANGE
TITLE OF EXCHANGE CLASS                                  ON WHICH REGISTERED
           NONE                                                NONE

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X_     No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_


The index to exhibits is located on page 66 of 67 total sequentially numbered pages.

As of March 17, 1997, the Registrant had issued and outstanding 4,898,497 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1997, was $37,389,696.*


* Based on the last reported price ($16.00) of an actual transaction in Registrant's Common Stock on March 6, 1997, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.



DOCUMENTS INCORPORATED BY REFERENCE

  None.

                      CENTRAL ILLINOIS FINANCIAL CO., INC.

                            Form 10-K Annual Report

                               Table of Contents


                                     Part I


Item 1.        Description of Business                          1
               A.    Business Development
               B.    Business of CIFCI and Subsidiaries
               C.    Competition
               D.    Monetary Policy and Economic Conditions
               E.    Regulation and Supervision
               F.    Employees

Item 2.        Properties                                       8
Item 3.        Legal Proceedings                                8
Item 4.        Submission of Matters to a Vote of
                  Security Holders                              8

                                    Part II

Item 5.        Market for Registrant's Common Equity and
                   Related Stockholder Matters                  9
Item 6.        Selected Consolidated Financial Data            10
Item 7.        Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                  10
Item 8.        Financial Statements and Supplementary Data     27
Item 9         Changes in and Disagreements on Accounting
               and Financial Disclosure                        55

                                    Part III

Item 10.       Directors and Executive Officers of the
                    Registrant                                 55
Item 11.       Executive Compensation                          60
Item 12.       Security Ownership of Certain Beneficial Owners
                    and Management                             62
Item 13.       Certain Relationships and Related Transactions  63

                                    Part IV

Item 14.       Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                         63

                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          A.  BUSINESS DEVELOPMENT

          Central Illinois Financial Co., Inc. ("CIFCI"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). CIFCI was incorporated on December 9, 1994, and on June 30, 1995, acquired all of the outstanding stock of BankIllinois and The Champaign National Bank following the merger of Central Illinois Financial Corporation and BankIllinois Financial Co. (the "Merger"). On October 20, 1995, BankIllinois and The Champaign National Bank were merged to form BankIllinois ("BankIllinois" or the "Bank"), an Illinois chartered bank. CIFCI also has one non-bank subsidiary, BankIllinois Trust Company ("BankIllinois Trust Company"), an Illinois trust company.

          B.  BUSINESS OF CIFCI AND SUBSIDIARIES

GENERAL

          CIFCI conducts the business of banking through BankIllinois, its wholly owned subsidiary, and the business of trust through BankIllinois Trust Company, also its wholly owned subsidiary. As of December 31, 1996, CIFCI had consolidated total assets of $515.4 million, stockholders' equity of $52.1 million and trust assets under administration of approximately $286 million. Substantially all of the income of CIFCI is currently derived from dividends received from BankIllinois. The amount of these dividends is directly related to the earnings of BankIllinois and is subject to various regulatory restrictions. See "Regulation and Supervision."

          BankIllinois conducts a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, consumer and real estate lending, including installment loans and personal lines of credit; safe deposit operations; and additional services tailored to the needs of individual customers, such as the sale of traveler's checks and cashier's checks and other specialized services. BankIllinois also offers personalized financial planning services through the PrimeVest Investment Center at BankIllinois, which services include a broad spectrum of investment products, including stocks, bonds, mutual funds and tax advantaged investments. In addition, BankIllinois Trust Company is a full service trust company which offers a wide range of services such as acting as trustee, consultant, guardian, executor and agents.

          Commercial lending at BankIllinois covers such categories as agriculture, manufacturing, capital, inventory, construction, real estate development and commercial mortgages. Commercial lending, particularly loans to small and medium sized businesses, accounts for a major portion of BankIllinois' loan portfolio. BankIllinois' retail banking division offers a Visa credit card and makes direct loans to consumers for various purposes, including home equity and direct automobile loans. The consumer mortgage loan department, which is part of the retail banking division, specializes in real estate loans to individuals. BankIllinois also purchases installment obligations from retailers, primarily without recourse.

          BankIllinois' principal sources of income are interest and fees on loans and investments and service fees. Its principal expenses are interest paid on deposits and general operating expenses.

          BankIllinois and BankIllinois Trust Company's primary service area is Champaign County, Illinois.

LENDING ACTIVITIES

          GENERAL. BankIllinois' primary source of revenue is interest revenue from its lending activities. See "MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS Results of Operations Net Interest Income."

          LOAN PORTFOLIO COMPOSITION. BankIllinois' loan portfolio totaled approximately $285.9 million at December 31, 1996, representing 56% of BankIllinois' total assets at that date. At that date, BankIllinois' loan portfolio included approximately $110.1 million of loans for commercial, financial and agricultural purposes, $127.7 million for real estate purposes and $48.1 million

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
for installment and consumer purposes.
See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS Results of Operations Financial
Condition Loans."

          For a discussion of risks with respect to BankIllinois' loan portfolio, BankIllinois' strategies for addressing and managing such risks, BankIllinois' non-performing loans and BankIllinois' allowance for losses on loans, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Results of Operations Allowance for Loan Losses and Loan Quality" and " Financial Condition Loans."

          INTEREST RATES AND FEES. Interest rates and fees charged on BankIllinois' loans are affected primarily by the market demand for loans and the supply of money available for lending purposes. These factors are affected by, among other things, general economic conditions and the policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "FRB"), legislative tax policies and governmental budgetary matters. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Results of Operations Net Interest Income."

INVESTMENT SECURITIES

          The carrying value of CIFCI's securities at December 31, 1996 was approximately $153.5 million, representing 30% of CIFCI's total assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Financial Condition Investment Securities."

INTEREST RATE SENSITIVITY

          For a discussion of BankIllinois' approach to managing
its mix of interest rate sensitive assets and liabilities, see
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS   Financial Condition Interest Rate
Sensitivity."

          C.  COMPETITION

          CIFCI faces strong competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in CIFCI's market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. CIFCI competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

          CIFCI faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles. The ability of CIFCI to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. CIFCI attracts a significant amount of deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other commercial banks and savings institutions located in the same communities. CIFCI competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and convenient branch locations with interbranch deposit and withdrawal privileges at each.

          D.  MONETARY POLICY AND ECONOMIC CONDITIONS

          The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies. In particular, the FRB regulates money and credit conditions and interest rates in order to influence general economic conditions and interest rates, primarily through open market operations in U. S. government securities, varying the discount rate on member banks and nonmember bank borrowings and setting reserve requirements against bank deposits. Such FRB policies and acts have a significant influence on overall growth and distribution of bank loans, investments and deposits and related interest rates. CIFCI cannot accurately predict the effect, if any, such policies and acts may have in the future on its business or earnings.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
          E.  REGULATION AND SUPERVISION

GENERAL

          Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of CIFCI can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the FRB, the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

          Federal and state laws and regulations generally applicable to financial institutions, such as CIFCI and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the CIFCI and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

          The following references to material statutes and regulations affecting CIFCI and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of CIFCI and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

          On September 30, 1996, President Clinton signed into law the Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the Regulatory Reduction Act ). Subtitle G of the Regulatory Reduction Act consists of the Deposit Insurance Funds Act of 1996" (the DIFA ). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the SAIF ) in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996.
Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. The Bank holds no SAIF-assessable deposits and, therefore, was not subject to the special assessment.

          Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the Financing Corporation ("FICO"), the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF s predecessor insurance fund.
 Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and Bank Insurance Fund ("BIF") member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. It has been estimated that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

          The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

          In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
from the requirements applicable to branch closings. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws.
Although the full impact of the Regulatory Reduction Act on the operations of CIFCI and the Bank cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow CIFCI and the Bank somewhat greater operating flexibility.

THE COMPANY

     GENERAL. CIFCI, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, CIFCI is registered with, and is subject to regulation by, the FRB under the BHCA. In accordance with FRB policy, CIFCI is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where CIFCI might not do so absent such policy. Under the BHCA, CIFCI is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. CIFCI is also subject to the requirements of the Illinois Bank Holding Company Act, as amended.

     INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

          The BHCA also prohibits, with certain exceptions, CIFCI from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking ... as to be a
proper incident thereto.   Under current regulations of the FRB,
CIFCI and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

          Federal legislation also prohibits acquisition of control of a bank or bank holding company, such as CIFCI, without prior notice to certain federal bank regulators.
 Control is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS.   Bank holding companies are required
to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

          The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

          The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

          As of December 31, 1996, CIFCI had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 17.7% and a leverage ratio of 10.7%.

     DIVIDENDS. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law would allow CIFCI to pay dividends only out of its surplus, or if CIFCI has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     FEDERAL SECURITIES REGULATION. CIFCI's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, CIFCI is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

     GENERAL. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

     DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.
          During the year ended December 31, 1996, BIF assessments ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semi-annual assessment period beginning January 1, 1997, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
          The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of CIFCI is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

     COMMISSIONER ASSESSMENTS. Illinois banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1996, the Bank paid supervisory fees to the Commissioner totaling $42,425.

     CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (see "--The Company-- Capital Requirements").

          The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

          During the year ended December 31, 1996, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 10.2% and a risk-based capital ratio of 17.0%.

          Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits.

          The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. As of December 31, 1996, approximately $1.2 million was available to be paid as dividends to CIFCI by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to CIFCI and its subsidiaries, on investments in the stock or other securities of CIFCI and its subsidiaries and the acceptance of the stock or other securities of CIFCI or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of CIFCI and its subsidiaries, to principal stockholders of CIFCI, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of CIFCI or one of its subsidiaries or a principal stockholder of CIFCI may obtain credit from banks with which the Bank maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The FDIC has adopted guidelines which establish operational and managerial standards to promote the safety and soundness of state non-member banks. The guidelines set forth standards for internal controls, information

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the FDIC expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the FDIC, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

          Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law.
The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997.

     STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

     FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

THE TRUST COMPANY

          BankIllinois Trust Company (the "Trust Company") is an Illinois corporation which conducts a full service trust business in the State of Illinois pursuant to a certificate of authority issued to it by the Commissioner under the Illinois Corporate Fiduciaries Act (the "Fiduciaries Act"). The Fiduciaries Act requires the Trust Company, among other things, to maintain a minimum level of capital, as determined by the Commissioner, and to obtain the approval of the Commissioner before opening branch offices or acquiring another trust company. The Trust Company is subject to periodic examination by the Commissioner and the Commissioner has the authority to take action against it to enforce compliance with the laws applicable to its operations. The Trust Company is also subject to supervision and regulation by the FRB under the BHCA.

          F.  EMPLOYEES

          CIFCI had a total of 243 employees at December 31, 1996, consisting of 171 full-time employees and 46 part-time at BankIllinois and 23 full-time employees and 3 part-time at BankIllinois Trust Company. CIFCI places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of CIFCI's employees are covered by a collective bargaining agreement with

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
CIFCI or its subsidiaries. CIFCI offers a variety of employee benefits, and management considers its employee relations to be excellent.


ITEM 2.   PROPERTIES

          BankIllinois owns the land and building at CIFCI's principal executive offices at 100 West University, Champaign, Illinois, which is also BankIllinois' main banking office. In addition, BankIllinois owns three separate branch facilities, one a few blocks away, one approximately two miles away from the main banking office of BankIllinois and the other approximately five miles away. BankIllinois also leases space in three supermarket stores and operates a branch facility at each store. One supermarket branch is situated in Urbana, approximately three miles from BankIllinois' main office. The second is located in Mahomet, approximately ten miles from BankIllinois' home office. The third supermarket branch is located in Champaign approximately two miles from the main office of BankIllinois, but is scheduled to close in May, 1997 as a result of reduced customer traffic following a decline in the number of businesses in the area. In addition, BankIllinois leases seven drive-in lanes adjacent to its main office, and also leases two other branch facilities, one located approximately two miles southwest of the main office and the other two miles southeast of the main office. BankIllinois also leases approximately 13,000 square feet in a building located down the street from the main banking office for operations and other support services.

          BankIllinois also owns two other buildings and three parking lots which are located within a mile of its main office. One of the buildings is partially used by BankIllinois for mortgage personnel, and is currently on the market for sale. The other building is used for storage. Two of the parking lots are partially leased and are also used by BankIllinois employees. The third parking lot is for employee use only.

          CIFCI believes that its facilities are adequate to serve its present needs. The main office for CIFCI, BankIllinois and BankIllinois Trust Company is owned in fee and is unencumbered.


ITEM 3.   LEGAL PROCEEDINGS

          In the course of business, CIFCI, BankIllinois and BankIllinois Trust Company become involved in various lawsuits and claims that are incidental to their respective businesses.
As of the date of filing this report, there were no causes of action which would have a material adverse effect on the business or financial condition of CIFCI, BankIllinois or BankIllinois Trust Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no items submitted to a vote of security holders in the fourth quarter of 1996.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

          CIFCI's Common Stock was held by approximately 400 shareholders of record as of March 17, 1997, and is traded in the over-the-counter market.

          The following table shows, for the periods indicated, the range of prices per share of CIFCI's Common Stock in the over-the-counter market, as reported to CIFCI by the brokers known to CIFCI to regularly follow the market for the Common Stock. Certain other private transactions may have occurred during the periods indicated of which CIFCI has no knowledge.
The following prices represent inter-dealer prices without retail markups, markdowns or commissions, and have not been adjusted to reflect a 5% stock dividend paid by the Company on May 15, 1996.


1995 QUARTER ENDING:               PRICE/SHARE
    March 31, 1995                 N/A
    June 30, 1995                  $12.00 - $12.00
    September 30, 1995             $12.00 - $13.00
    December 31, 1995              $13.00 - $13.75


1996 QUARTER ENDING:               PRICE/SHARE
    March 31, 1996                 $13.00 - $13.25
    June 30, 1996                  $13.25 - $14.00
    September 30, 1996             $13.25 - $13.75
    December 31, 1996              $14.00 - $16.25


         Cash dividends were declared by CIFCI during the last two quarters of the 1995 fiscal year. CIFCI paid a 5% stock dividend in the second quarter of 1996 and paid no dividends during the remaining quarters of the 1996 fiscal year. Management expects that if dividends are declared by the Board of Directors during 1997, such dividends will also be payable in the form of stock. The following table sets forth the cash dividends per share paid on Company's Common Stock for the past two years. Declared dividends were paid early in the following quarter.

1995     QUARTER ENDING:           DIVIDEND/SHARE
         First Quarter                   N/A
         Second Quarter                  N/A
         Third Quarter                 $0.075
         Fourth Quarter                $0.075

1996     First Quarter                 $ --
         Second Quarter                $ --
         Third Quarter                 $ --
         Fourth Quarter                $ --

         The ability of CIFCI to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of CIFCI and other relevant factors. The Bank's ability to pay dividends to CIFCI and CIFCI's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated financial information for CIFCI for each of the five years ended December 31, 1996. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of CIFCI, including the related notes, presented elsewhere herein.

                                                         YEAR ENDED DECEMBER 31,

                                                1996      1995      1994      1993      1992
                                                (dollars in thousands, except per share data)

Interest income                              $35,088   $35,903   $33,086   $33,273   $36,464
Interest expense                              17,825    17,689    14,487    15,688    19,425

Net interest income                           17,263    18,214    18,599    17,585    17,039
Provision for loan losses                        375     3,097       565     3,015     3,674

Net interest income after provision
  for loan losses                             16,888    15,117    18,034    14,570    13,365
Noninterest income                             4,321     3,979     4,258     5,041     5,207
Noninterest expense                           14,525    19,082    17,480    15,882    15,460
Income tax expense                             2,183       248     1,466     1,062       835
Discontinued operations gain on disposal
  of subsidiary                                    0       570     4,634     3,244       419
Cumulative effect of change in
  accounting principles                            0         0         0      (220)     (170)

Net income                                    $4,501      $336    $7,980    $5,691    $2,526

Earnings per share:
  Income from continuing operations            $0.90    ($0.04)    $0.67     $0.54     $0.47
  Discontinued operations gain on disposal
       of subsidiary                            0.00      0.11      0.93      0.65      0.08
  Cumulative effect of change in accounting
       principles                               0.00      0.00      0.00     (0.04)    (0.04)

  Net income                                   $0.90     $0.07     $1.60     $1.15     $0.51

Return on average total assets                 0.92%     0.07%     1.64%     1.18%     0.53%
Return on average stockholders' equity         9.00%     0.68%    18.19%    14.66%     7.01%

Total assets                                $515,440  $520,586  $495,313  $497,562  $495,588
Investment in debt and equity securities     153,492    97,304   106,034   120,650   125,921
Loans held for investment, net               280,281   311,519   326,204   304,749   294,774
Deposits                                     404,130   419,157   394,677   405,990   432,187
Borrowings                                    52,941    45,273    47,504    43,987    22,330
Total stockholders' equity                    52,096    48,408    46,766    42,130    36,204

Total stockholders' equity to total assets    10.11%     9.30%     9.44%     8.47%     7.31%

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

       The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 1996 for CIFCI, including BankIllinois and BankIllinois Trust Company, and an analysis of CIFCI's financial condition at December 31, 1996 compared to December 31, 1995 and at December 31, 1995 compared to December 31, 1994. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes which begin at page 28 of this report.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

       This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. CIFCI intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
on certain
assumptions and describe future plans, strategies and expectations of CIFCI, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. CIFCI's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of CIFCI and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in CIFCI's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning CIFCI and its business, including additional factors that could materially affect CIFCI's financial results, is included in CIFCI's filings with the Securities and Exchange Commission.

OVERVIEW

       The years ended December 31, 1996 and December 31, 1995 were years of transition for CIFCI involving fundamental reorganization of the consolidated organization.
       On December 13, 1994, BankIllinois Financial Co. and Central Illinois Financial Corporation entered into an agreement and plan of merger which provided for a merger of the two companies into CIFCI. The merger, which was accounted for as a pooling of interests, was completed on June 30, 1995. Accordingly, prior period consolidated financial statements have been restated as though the prior entities had been consolidated for all periods presented. On October 20, 1995 the two subsidiary banks, BankIllinois and Champaign National Bank, were merged into a single resulting bank known as BankIllinois. Additionally, on October 20, 1995 CIFCI transferred the trust operations of each of its subsidiary banks to its newly-formed trust company subsidiary known as BankIllinois Trust Company. Costs incurred during 1995 associated with the merger were approximately $1,036,000. The resulting effect of these costs on earnings per share was a decrease of approximately $0.21 for the year ended December 31, 1995.
       In addition to the direct costs associated with the merger, CIFCI also incurred non-recurring restructuring costs during 1995 of approximately $1,786,000. Included in these restructuring costs were expenses related to reduction in work force, computer related expenses, adjustments to carrying value of premises and equipment deemed to be unnecessary for the ongoing operation of the merged entity and the consolidation of safe deposit boxes.
       Management of CIFCI continues to spend significant time and effort maintaining and improving asset quality. Changes in the loan policy with an increased focus on credit analysis prior to loan approval and an emphasis on early detection of problem assets instituted in 1994 and 1995 contributed to net loans charged off of $2,478,000 and the provision for loan losses of $3,097,000 in 1995. The emphasis on loan quality resulted in net charge-offs being reduced to $670,000 in 1996, $1,808,000 less than in 1995. The emphasis on loan quality also resulted in a decrease in the provision for loan losses in 1996 by $2,722,000 from 1995 resulting in a $375,000 provision in 1996. The allowance for loan losses was $5,587,000, or 1.95% of loans, at December 31, 1996 compared to $5,882,000, or 1.85% of loans, at December 31, 1995.

RESULTS OF OPERATIONS

       CIFCI earned $4,501,000 from continuing operations in 1996 compared to a loss of $234,000 in 1995 and income from continuing operations of $3,346,000 in 1994. Included in continuing operations were merger expenses of $1,036,000 in 1995. In addition, non-recurring restructuring costs of $1,786,000 and $733,000 were included in continuing operations in 1995 and 1994, respectively. Continuing operations does not include the gain on sale of a subsidiary, net of tax of $570,000 and $4,634,000 in 1995 and 1994, respectively.
       CIFCI had net income (loss) of 0.92%, (0.05%) and 0.69% from operations on average assets in 1996, 1995 and 1994, respectively. Other financial ratios follow:

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                    FINANCIAL RATIOS

                                                1996      1995      1994
Rate of return on continuing operations
  before discontinued operations:
       Average total assets                     0.92%   (0.05%)     0.69%
       Average total stockholders' equity       9.00%   (0.47%)     7.63%
Total rate of return on
       Average total assets                     0.92%     0.07%     1.64%
       Average total stockholders' equity       9.00%     0.68%    18.19%
Average stockholders' equity to average
  assets ratio                                 10.18%    10.00%     9.00%


          The rate of return on continuing operations in 1996 improved relative to 1995 and 1994. The 1995 results were affected by the merger and non-recurring restructuring expenses incurred. Income (loss) per share from continuing operations was $0.90, ($0.04) and $0.67 in 1996, 1995 and 1994, respectively. Total net income per share included net income per share of $0.00, $0.11 and $0.93 in 1996, 1995 and 1994, respectively, from discontinued operations gain on sale of subsidiary. Total net income per share was $0.90, $0.07, and $1.60 in 1996, 1995 and 1994, respectively.

NET INTEREST INCOME

          Net interest income, the most significant component of CIFCI's earnings, is the difference between interest received or accrued on CIFCI's earning assets primarily loans and investments and interest paid or accrued on deposits and short-term borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 34%. The adjustment to net interest income for the tax effect of tax-exempt assets is shown in the following schedule. Net tax equivalent (TE) interest income of $17,471,000 in 1996 reflects a decrease from the $18,480,000 recorded in 1995 and the $18,905,000 recorded in 1994.

                 NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
                                 (in thousands)

                                                1996      1995      1994
Total interest income                         $35,088   $35,903   $33,086
Total interest expense                         17,825    17,689    14,487

  Net interest income                         $17,263   $18,214   $18,599
Tax equivalent adjustment:
  Tax-exempt investments                          196       252       291
  Tax-exempt loans                                 12        14        15

       Total adjustment                           208       266       306

Net interest income (TE)                      $17,471   $18,480   $18,905

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
        The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for CIFCI's major asset and liability categories.

                           CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                          (dollars in thousands)

                                    1996                       1995                       1994

                          Average                    Average                    Average
                          Balance Interest Rate      Balance Interest Rate      Balance Interest Rate
Assets
Taxable investment
  securities <F1>       $112,359  $6,797   6.05%    $90,675  $4,992   5.51%   $104,483  $5,560   5.32%
Tax-exempt investment
  securities <F1>          8,471     576   6.80%     10,919     741   6.79%     12,221     855   7.00%
Federal funds sold        34,723   1,874   5.40%     16,977     951   5.60%      6,677     282   4.22%
Loans <F2> <F3>          294,384  26,049   8.85%    334,915  29,485   8.80%    317,880  26,695   8.40%

  Total interest earning
       assets and interest
       income           $449,937 $35,296   7.84%   $453,486 $36,169   7.98%   $441,261 $33,392   7.57%

Cash and due from banks  $20,539                    $21,202                    $22,305
Premises and equipment    10,802                     11,213                     10,353
Other assets              10,197                     10,733                     13,690

  Total assets          $491,475                   $496,634                   $487,609

Liabilities and Stockholders' Equity
Interest bearing demand
  deposits              $118,296  $3,745   3.17%   $106,410  $2,927   2.75%   $123,588  $3,038   2.46%
Savings                   20,358     379   1.86%     23,850     585   2.45%     24,562     564   2.30%
Time deposits            193,486  11,096   5.73%    210,699  11,698   5.55%    195,680   9,019   4.61%
Short-term borrowings     39,598   2,006   5.07%     34,903   1,882   5.39%     29,940   1,216   4.06%
FHLB advances              9,000     599   6.66%      9,000     597   6.63%     10,142     650   6.41%

  Total interest bearing
       liabilities and interest
       expense          $380,738 $17,825   4.68%   $384,862 $17,689   4.60%   $383,912 $14,487   3.77%

Noninterest bearing
  demand deposits        $54,229                    $55,731                    $53,516
Other liabilities          6,489                      6,370                      6,310

  Total liabilities     $441,456                   $446,963                   $443,738
Stockholders' equity      50,019                     49,671                     43,871

  Total liabilities and
       stockholders'
       equity           $491,475                   $496,634                   $487,609

Interest spread (average
  rate earned minus
  average rate paid)                       3.16%                      3.38%                      3.80%

Net interest income (TE)         $17,471                    $18,480                    $18,905

Net yield on interest
  earning assets (TE)                      3.88%                      4.08%                      4.28%

Notes:

<F1>  Investments in debt securities are included at carrying value.
<F2>  Loans are net of unearned discount and allowance for loan losses.
Nonaccrual loans are included in the total.
<F3>  Loan fees of approximately $473,000, $499,000 and $466,000 in 1996,
1995 and 1994, respectively, are included in total loan income.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
        The following table presents, on a fully taxable equivalent basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                                    ANALYSIS OF VOLUME AND RATE CHANGES
                                              (in thousands)

                                                  1996                               1995

                                     Increase                            Increase
                                    (Decrease)                          (Decrease)
                                       from                                from
                                     Previous    Due to    Due to        Previous   Due to    Due to
                                       Year      Volume     Rate           Year     Volume     Rate

Interest Income
  Taxable investment securities       $1,805    $1,280      $525          ($568)    ($760)     $192
  Tax-exempt investment                 (165)     (166)        1           (114)      (89)      (25)
       securities
  Federal funds sold                     923       958       (35)           669       552       117
  Loans                               (3,436)   (3,601)      165          2,790     1,477     1,313

       Total interest income           ($873)  ($1,529)     $656         $2,777    $1,180    $1,597

Interest Expense
  Interest bearing demand deposits      $818      $346      $472          ($111)    ($448)     $337
  Savings                               (206)      (78)     (128)            21       (16)       37
  Time deposits                         (602)     (974)      372          2,679       732     1,947
  Short-term borrowings                  124       241      (117)           666       224       442
  Federal Home Loan Bank advances          2         0         2            (53)      (75)       22

       Total interest expense           $136     ($465)     $601         $3,202      $417    $2,785

Net Interest Income (TE)             ($1,009)  ($1,064)      $55          ($425)     $763   ($1,188)

   Total average earning assets decreased slightly from $453,486,000 in 1995 to $449,937,000 in 1996, generating lower levels of interest income in 1996, while interest expense increased slightly. Average loans decreased $40,531,000, resulting in a decrease of $3,436,000 in interest income, of which $3,601,000 was directly attributable to a decrease in the volume of loans offset by a $165,000 increase due to rate changes. CIFCI continues to emphasize credit quality and pricing. Interest income earned on non-taxable securities decreased $165,000 in 1996 due to a change in volume. The decreases were somewhat offset by increases in investments in taxable securities and federal funds sold. Average investments in taxable securities increased $21,684,000 and generated an additional $1,805,000 in interest income, of which $1,280,000 was attributable to the volume increase. Average federal funds sold increased $17,746,000 and contributed an additional $923,000 in interest income, $958,000 of which was attributable to the increase in volume offset by a $35,000 decrease due to rate changes. Total interest income increased $2,777,000 in 1995 from 1994. This was caused by increases in loan interest income of $2,790,000 and federal funds sold income of $669,000 offset by decreases in taxable investment securities of $568,000 and non-taxable investment securities of $114,000. Of the $2,790,000 increase in loan interest income, $1,477,000 was attributable to an increase in volume and $1,313,000 was attributable to an increase in rate.
        CIFCI establishes interest rates on loans and deposits based on market rates such as the 91-day Treasury Bill rate and the prime rate and interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral also are evaluated when determining loan rates. The average rate earned on loans increased slightly from 8.80% in 1995 to 8.85% in 1996. The yield on federal funds sold decreased 20 basis points from the year ended December 31, 1995, while the yield on taxable investment securities increased 54 basis points.
        The actual balances of loans at December 31, 1996 were lower than at December 31, 1995. Installment and consumer loans, commercial, financial and agricultural, and real estate loans decreased $20,324,000, $11,121,000 and $169,000, respectively. These decreases were mostly due to increased emphasis placed on credit quality and pricing as well as a very competitive market place.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
        Interest expense increased $136,000 in 1996. This was partly caused by the increase of $818,000 of interest on interest bearing demand deposits. Of this increase, $346,000 was attributable to an increase in volume and $472,000 was attributable to rate, as the average rate paid increased from 2.75% in 1995 to 3.17% in 1996. A primary cause for this increase was the introduction of new product called the Prime Investment account in 1996. This account pays a higher rate of interest than a regular money market account on balances of $25,000 and over and provides greater access to funds than a certificate of deposit. At December 31, 1996, the Prime Investment product accounted for $42,775,000, or 33.6%, of all interest bearing demand deposits.
        The increase in interest expense during 1995 was a direct result of offering interest rates at the end of 1994 and part of 1995 that were higher than those offered in prior years as part of special CD promotions at different branch locations. While the average balance of time deposits grew from $195,680,000 in 1994 to $210,699,000 in 1995, this was offset by decreases in interest bearing demand deposits, from $123,588,000 in 1994 to $106,410,000 in 1995, some of which were transferred to time deposits during the certificate of deposit specials.
        Interest expense on savings deposits decreased $206,000 in 1996 compared to 1995. Of this decrease, $78,000 was attributable to a decrease in volume and $128,000 was attributable to a decrease in rate. The average interest rate paid decreased from 2.45% in 1995 to 1.86% in 1996.
        Interest expense on time deposits decreased $602,000 in 1996 compared to 1995, reflecting the decrease in average time deposits outstanding of $17,213,000 and offset somewhat by the increase in average yield paid from 5.55% in 1995 to 5.73% in 1996. Both the decrease in outstanding balance and the increase in rate paid were reflective of the local interest rate environment. The increase of $2,679,000 in interest expense on time deposits in 1995 compared to 1994 was due to a $732,000 increase in volume and a $1,947,000 increase in interest rates.
        Interest expense on short-term borrowings increased $124,000 in 1996 over 1995. The increase was a result of average short-term borrowings increasing $4,695,000 in 1996 to $39,598,000 from $34,903,000 in 1995, offset by the interest rate decrease from 5.39% in 1995 to 5.07% in 1996. Included in the average balance increase was an increase of $4,836,000 in daily repurchase agreements. Average federal funds purchased increased $1,844,000 in 1996 compared to 1995, offset by a decrease of $1,984,000 in term repurchase agreements.
        Interest expense on short-term borrowings increased $666,000 in 1995 over 1994. The increase was a result of average short-term borrowings increasing $4,963,000 in 1995 to $34,903,000 from $29,940,000 in 1994 as well as the average interest rate increasing from 4.06% in 1994 to 5.39% in 1995. Included in the average balance increase was an increase of $12,681,000 in daily repurchase agreements. This increase was the result of a large interest bearing money market account being transferred at the end of 1994 to a daily repurchase agreement. This repurchase agreement had a balance of approximately $10,000,000 at December 31, 1994 which increased during 1995 to a balance of approximately $15,000,000 at December 31, 1995. There was a decrease of $4,012,000 in average term repurchase agreements due to the maturity of competitively priced large agreements. Average federal funds purchased decreased $3,440,000 in 1995 compared to 1994, due to less reliance on short-term borrowings and an influx of cash during 1995.

PROVISION FOR LOAN LOSSES

        The quality of CIFCI's loan portfolio is of prime importance to CIFCI management and the Board of Directors, as loans are the largest component of CIFCI's assets. BKI maintains an independent credit administration function which performs reviews of all large loans and all loans which present indications of additional credit risk. Approval of the senior loan committee, which meets weekly, is required prior to funding of all secured credit relationships over $500,000 and all unsecured relationships over $100,000. This committee also reviews nonaccrual loans and other problem loans. The Board of Directors meets monthly to review problem loans, BKI's lending policies and practices, and the results of credit administration analyses.
        Continued emphasis on loan quality resulted in net charge-offs decreasing to $670,000 in 1996, $1,808,000 less than 1995. A corresponding decrease in the provision for loan losses in 1996 of $2,722,000 from 1995 also occurred. The resulting 1996 provision was $375,000. (See the section on Allowance for Loan Losses and Loan Quality elsewhere in this report for further discussion relating to the adequacy of the allowance for loan losses.) CIFCI charged off $1,538,000 in loans during 1996 compared to $2,674,000 in 1995. Recoveries of previously charged off loans were $868,000 in 1996 compared to $196,000 in 1995, with the greatest recoveries coming in the areas of commercial, financial and agricultural loans, having recoveries of $647,000 in 1996. The increased emphasis placed on credit analysis and early detection of problem loans following the merger in 1995 resulted in the provision for loan losses increasing significantly from $565,000 in 1994 to $3,097,000 in 1995, paralleling the increase in net charge-offs from a net recovery of $12,000 in 1994 to a net charge-off of $2,478,000 in 1995.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
NONINTEREST INCOME

        Noninterest income increased $342,000, or 8.6% from 1995 to 1996. This was attributed to increases in trust fees of $331,000, or 20.7%, and gains on sales of mortgage loans of $67,000, or 33.7%, offset by a decrease in other noninterest income of $31,000. The increase in trust fees was due to the transition to a higher quality based fee schedule. The increase in gains on mortgage loans was due to the volume of loans sold increasing to $17,726,000 in 1996 from $13,572,000 in 1995. CIFCI strives to minimize interest rate risk on mortgage loans held for sale by selling loans as soon after commitment as possible.
        Noninterest income decreased $279,000, or 6.6%, from 1994 to 1995. This was attributed to an increase in gains on sales of mortgage loans of $137,000, or 221.0%, offset by decreases in gains on sales of securities and other noninterest income of $172,000 and $283,000, respectively. The increase in gains on mortgage loans was mostly due to the interest rate environment. Gains on sales of securities have decreased due to management holding securities until maturity. Other noninterest income was lower due to a decrease of $84,000 in income from other real estate and a gain from sales of premises and equipment of $52,000 recorded in 1994.

NONINTEREST EXPENSE

        Total noninterest expense in 1996 decreased $4,557,000, or 23.9%, to $14,525,000 from the 1995 balance of $19,082,000, which was an increase of $1,602,000, or 9.2%, over 1994 noninterest expense of $17,480,000. The decrease in 1996 can be attributed to improved efficiencies resulting from the merger and the absence of merger and restructuring expenses incurred in 1995, which was a major factor in the increase in noninterest expense over 1994.
        During 1996, salaries and employee benefits decreased $1,688,000 from 1995. This was primarily associated with improved efficiencies resulting in fewer employees after the merger, the absence of severance expense which had been incurred in 1995, and a reduction in profit sharing contribution from 7% to 5%. During 1995, salaries and employee benefits actually decreased $54,000 despite $981,000 of severance expenses related to the departure of certain employees during the merger and restructuring of CIFCI and its subsidiaries in 1995.
        Occupancy expense increased $30,000 in 1996 and $140,000 in 1995.
The 1996 increase included a full year of expense on BKI's facility in southwest Champaign which opened mid-year 1995. The 1995 expense increased partly due to an expense of $50,000 to move the safe deposit boxes from the old Champaign National Bank building to the BankIllinois main building.
There were also increases in rental expense and depreciation on buildings. Depreciation increased in 1995 because of the opening of a new facility located southwest of the main banking facility and the completion of the remodeling of the old Champaign National Bank building.
        Equipment expense decreased $183,000 in 1996. This was mostly due to a decrease of $116,000 in depreciation expense and a decrease in maintenance agreements because of converting more of CIFCI's computer applications to a service bureau from an in-house computer system in the fourth quarter of 1995.
        Data processing fees increased $16,000 and $278,000 in 1996 and 1995, respectively. Included in the 1995 increase was $127,000 related to the buyout of contracts in connection with BKI's data processing system as well as the costs of computer system consolidation and conversion. The remainder of the increase was due to the increased number of accounts and volume processed by CIFCI's third-party data processor.
        On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as the two former subsidiary banks which were recently merged into BKI, from the then-prevailing range of 0.23% to 0.31% of deposits, to a range of 0.04% to 0.31% of deposits. The change in FDIC assessments has significantly decreased the amount of deposit insurance assessments that well capitalized and well managed BIF-insured institutions, such as BKI, pay to the FDIC. Additionally, because the change in BIF assessments was applied retroactively to June 1, 1995, BIF-member institutions, including BKI, became entitled to a refund of the difference between the amount of assessments previously paid at the higher assessment rates for the period from June 30, 1995 through September 30, 1995 and the amount that would have been paid for that period at the new rates. On September 15, 1995, BKI received a refund of $247,000, of which $61,000 represented the assessment overpayment for the quarter ended June 30, 1995, and $186,000 represented the assessment overpayment for the quarter ended September 30, 1995. As a result of the 1995 amendment, BKI, being a well capitalized institution with a risk classification of 1A, was assessed the minimum amount of $1,000 semiannually.
        The Deposit Insurance Funds Act of 1996 (DIFA) eliminated the minimum assessment. It established a Financing Corporation (FICO) rate that is not tied to the FDIC risk classification. The FICO BIF annual rate is
1.296 basis points. The FDIC insurance assessment is a combined rate of the FICO BIF and the FDIC risk classification. BKI projects 1997 FDIC insurance assessments to be approximately $50,000.
        Merger expenses include expenses directly related to the cost of merging BankIllinois Financial Company and Central Illinois Financial Corporation, now known as Central Illinois Financial Co., Inc., on June 30, 1995 and merging Champaign National Bank

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
and BankIllinois, now known as
BankIllinois, on October 20, 1995. These expenses include attorney fees, accountant fees, other professional fees, postage, communication with stockholders and various other miscellaneous expenses.
        Office supplies decreased $151,000 and increased $79,000 in 1996 and 1995, respectively. The 1995 increase was due to more activity and re-stocking of supplies.
        The loss on other real estate for 1995 included write downs to market value of $100,000 on a contract receivable and $150,000 on two other pieces of real estate that were foreclosed on in previous years.
        Other noninterest expense decreased $1,033,000 in 1996 and increased $793,000 in 1995. Included in these changes are restructuring expenses, including write downs of the old Champaign National Bank main bank building of $300,000 and $75,000 on computer equipment in 1995. Total restructuring expenses amounted to $1,786,000 in 1995, most of which has already been discussed in preceding paragraphs.

INCOME TAX EXPENSE CONTINUING OPERATIONS

        Income tax expense increased $1,935,000 in 1996 compared to 1995, primarily due to lower expenses in 1996 resulting in more taxable income for 1996 compared to 1995. Income tax expense decreased $1,218,000 in 1995 compared to 1994, primarily the result of higher expenses resulting in less taxable income for 1995 compared to 1994.
        The tax effects of temporary differences which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are shown in note 10 in the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

        On July 30, 1992, BKI divested its interest in its wholly owned subsidiary, BankIllinois Co., which was involved in the processing of monthly telephone bills for cellular telephone companies. At the time of the sale, BKI received $1,000,000, which equalled BKI's carrying value of the subsidiary. The total sales price was based upon the annual operating revenues of the former subsidiary from July 1, 1992 through June 30, 1995 up to a maximum of $15,000,000. Based upon operating revenues of the former BankIllinois Co., CIFCI has recorded gains of $570,000 and $4,634,000 during 1995 and 1994, respectively. The decrease in the gain on sale of subsidiary of $570,000 and $4,064,000 in 1996 and 1995, respectively is due to the last payment on the sale being received early in 1995.
        Through December 31, 1995, the maximum gross proceeds of $15,000,000 have been realized by CIFCI related to the sale of BankIllinois Co.

FINANCIAL CONDITION

        Total assets were $5,146,000, or 1%, less at December 31, 1996 than at December 31, 1995. Included in the decrease in assets was a decrease of $25,800,000, or 48%, in federal funds sold, a decrease of $31,238,000, or 10%, in loans, net of allowance for loan losses, and a decrease in mortgage loans available-for-sale of $8,144,000, or 86%. The decrease in loans and mortgage loans available-for-sale are net of a transfer of $8,175,000 from mortgage loans available-for-sale to loans. These decreases were somewhat offset by an increase of $56,188,000, or 58%, in total investments in debt and equity securities and an increase of $4,295,000, or 16%, in cash and due from banks. The decrease in year-end assets was a direct result of deposits being $15,027,000, or 4%, lower at December 31, 1996 than at December 31, 1995, offset by federal funds purchased and repos being $7,668,000, or 21%, more at December 31, 1996 than at December 31, 1995. Average assets were also $5,159,000, or 1%, less in 1996 than in 1995. Included in the decrease in average assets was a decrease of $40,531,000, or 12%, in average net loans including mortgage loans held for sale offset somewhat by an increase of $19,236,000, or 19%, in total investments in debt and equity securities and an increase of $17,746,000, or 105%, in federal funds sold. The decrease in average assets was a result of lower deposits in 1996. Total average deposits decreased $10,321,000, or 3%, in 1996 from 1995. Included in this decrease were substantial shifts in the average deposit mix in 1996 versus 1995. Average time deposits decreased $17,213,000, or 8%, and average savings deposits decreased $3,492,000, or 15%, from 1995 to 1996. Somewhat offsetting this decrease was an increase of $11,886,000, or 11%, in interest bearing demand deposits. Much of the shift in deposits can be attributed to the introduction of the Prime Investment account.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
INVESTMENT SECURITIES

        The carrying value of investments in debt and equity securities was as follows:

                                       CARRYING VALUE OF SECURITIES
                                              (in thousands)

December 31,                                 1996        1995         1994

Available-for-sale:
  U.S. Treasury                            $42,969     $42,288      $30,167
  Federal agencies                          78,262      20,951       18,386
  Mortgage-backed securities                 8,226       9,190        8,544
  Corporate and other obligations              470       1,027          970

            Total available-for-sale      $129,927     $73,456      $58,067


Held-to-maturity:
  U.S. Treasury                              2,004     $11,548      $27,896
  Federal agencies                          12,039           0        1,816
  Mortgage-backed securities                   257         703        4,360
  State and municipal                        7,570       9,179       11,122
  Corporate and other obligations                0           0           25

            Total held-to-maturity         $21,870     $21,430      $45,219


Non-marketable equity securities             1,695       2,418        2,748

            Total securities              $153,492     $97,304     $106,034

        As of September 30, 1995, in conjunction with the merger of BankIllinois Financial Co. and Central Illinois Financial Corporation, debt securities with an amortized cost of $2,577,000 and an estimated market value of $2,529,000 were transferred from held-to-maturity to available-for-sale.
A deferred tax asset of $16,000 was recorded to reflect the tax effect of the market valuation adjustment and the net decrease resulting from the market valuation adjustment of $32,000 was recorded to the separate component of stockholders' equity.
        As of December 31, 1995, in accordance with the provisions of a special report issued by the Financial Accounting Standards Board (FASB) in November 1995 entitled, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," debt securities with an amortized cost of $11,208,000 and an estimated market value of $11,371,000 were transferred from held-to-maturity to available-for-sale. A deferred tax liability of $55,000 was recorded to reflect the tax effect of the market valuation increase of these debt securities resulting in a net market valuation adjustment of $108,000 being recorded to the separate component of stockholders' equity.
        The unrealized gain (loss) on securities available-for-sale, net of tax effect, decreased to a loss of $109,000 at December 31, 1996 from a net gain of $112,000 at December 31, 1995.
        Proceeds from sales of investments in debt and equity securities during 1996, 1995 and 1994 were $2,723,000, $2,717,000 and $8,964,000, respectively.
        Total investments in debt and equity securities increased $56,188,000, or 58%, at December 31, 1996 compared to December 31, 1995. The increase was primarily due to an increase of $56,471,000, or 77%, in available-for-sale securities. The increase was caused by a decrease in loans due to the increased emphasis on loan quality and pricing and a shift from lower yielding federal funds sold. Investments available-for-sale increased $15,389,000, or 27%, from December 31, 1995 over December 31, 1994.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
        The following table shows the maturities and weighted-average yields of investment securities at December 31, 1996:

                                          MATURITIES AND WEIGHTED AVERAGE YIELDS OF DEBT SECURITIES
                                                          (dollars in thousands)

                                                             December 31, 1996

                                                 1 year    1 to 5    5 to 10    Over
                                                or less     years     years   10 years    Total

Securities available-for-sale
   U.S. Treasury                                 $19,085   $23,884        $0        $0   $42,969
   Federal agencies                                3,982    66,441     7,839         0    78,262
   Mortgage-backed securities                         30         0     1,128     7,069     8,227
   Other securities                                  132       337         0         0       469

        Total                                    $23,229   $90,662    $8,967    $7,069  $129,927

Average Yield (TE)                                 6.28%     6.14%     6.26%     5.22%     6.19%

Securities held-to-maturity
   U.S. Treasury                                  $1,009      $995        $0        $0    $2,004
   Federal agencies                                    0     7,404     4,635         0    12,039
   Mortgage-backed securities                          6         0       212        39       257
   State and municipal                             2,026     5,482         0        62     7,570

        Total                                     $3,041   $13,881    $4,847      $101   $21,870

Average Yield (TE)                                 6.19%     6.78%     7.41%     8.17%     6.84%

LOANS

          The following tables present the amounts and percentages of loans at December 31 for the years indicated according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                                   AMOUNT OF LOANS OUTSTANDING
                                                      (dollars in thousands)

                                           1996      1995      1994      1993      1992

Commercial, financial and agricultural  $110,059  $121,180  $113,325  $118,906  $116,953
Real estate                              127,724   127,893   136,098   105,952    90,421
Installment and consumer                  48,101    68,425    82,579    86,379    96,005

  Subtotal                              $285,884  $317,498  $332,002  $311,237  $303,379
Less: Unearned discount                       16        97       535     1,802     4,628

  Total loans                           $285,868  $317,401  $331,467  $309,435  $298,751

                                                     PERCENTAGE OF LOANS OUTSTANDING

                                           1996     1995       1994      1993     1992

Commercial, financial and agricultural    38.50%   38.17%     34.14%    38.21%   38.55%
Real estate                               44.68%   40.28%     40.99%    34.04%   29.80%
Installment and consumer                  16.82%   21.55%     24.87%    27.75%   31.65%

  Total                                  100.00%  100.00%    100.00%   100.00%  100.00%

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
        Total loans decreased by $31,533,000 from December 31, 1995 to December 31, 1996, with decreases in commercial, financial and agricultural loans, real estate loans and installment and consumer loans of $11,121,000, $169,000 and $20,324,000, respectively. $16,267,000 of the installment and consumer loan decrease was attributable to a decrease in indirect auto financing loans. The emphasis on loan quality and pricing, coupled with the competitive nature of the market, was responsible for the decrease.
        Real estate loans fell by $8,205,000, or 6%, in 1995 as a result of large paydowns and payoffs of existing loans. In addition, CIFCI currently sells fixed-rate residential mortgages which it originates in the secondary market.
        Installment and consumer loans decreased by $14,154,000 in 1995. Included in this decrease was a decrease of $7,613,000 in total indirect auto dealer financing loans. The Company had $54,233,000 of indirect auto dealer financing loans outstanding at December 31, 1994 and $46,620,000 at December 31, 1995.
        The balance of loans outstanding as of December 31, 1996 by maturities is shown in the following table:

                                                MATURITY OF LOANS OUTSTANDING
                                                    (dollars in thousands)

                                                       December 31, 1996

                                            1 year      1-5     over 5
                                            or less    years     years     Total

Commercial, financial and agricultural      $67,943  $33,730    $8,386  $110,059
Real estate                                  17,605   48,205    61,914   127,724
Installment and consumer                     16,896   28,916     2,289    48,101

  Total                                    $102,444 $110,851   $72,589  $285,884

Percentage of total loans outstanding        35.83%   38.78%    25.39%   100.00%

        As of December 31, 1996, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $13,967,000 in fixed-rate loans and $28,149,000 in floating-rate loans. Real estate loans with maturities greater than one year at December 31, 1996 included $35,848,000 in fixed-rate loans and $74,271,000 in floating-rate loans.

ALLOWANCE FOR LOAN LOSSES AND LOAN QUALITY

     The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                                                        ALLOWANCE FOR LOAN LOSSES
                                                          (dollars in thousands)

                                                1996      1995      1994      1993      1992
Allowance for loan losses at
  beginning of year                           $5,882    $5,263    $4,686    $3,977    $3,506

Charge-offs during period:
  Commercial, financial and agricultural       ($610)  ($1,827)    ($159)  ($1,818)  ($2,802)
  Real estate                                   (203)     (186)      (40)      (77)      (30)
  Installment and consumer                      (725)     (661)     (434)     (802)     (621)

       Total                                 ($1,538)  ($2,674)    ($633)  ($2,697)  ($3,453)

Recoveries of loans previously charged off:
  Commercial, financial and agricultural        $647       $54      $350       $97      $125
  Real estate                                     37        24       159        24        40
  Installment and consumer                       184       118       136       270        85

       Total                                    $868      $196      $645      $391      $250

            Net (charge-offs) recoveries       ($670)  ($2,478)      $12   ($2,306)  ($3,203)
Provision for loan losses                        375     3,097       565     3,015     3,674

Allowance for loan losses at end of year      $5,587    $5,882    $5,263    $4,686    $3,977

Ratio of net charge-offs to
  average net loans                            0.23%     0.74%     0.00%     0.76%     1.05%

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
       Management reviews criteria such as the customer's historic loan payment performance, financial statements, financial ratios, cash flow, net worth, collateral and guaranties, as well as local and national economic factors, in determining whether loans should be written off as uncollectible.

CIFCI records a loss if it is probable that a loss will occur and the amount can be reasonably estimated.
       CIFCI's risk of loan loss is dependent on many factors: economic conditions, the extent and values of underlying collateral, significant concentrations of loans within the portfolio, the ability and willingness of borrowers to perform according to loan terms and management's competence and judgement in overseeing lending, collecting and loan-monitoring activities. The risk of loss from commercial, financial and agricultural loans is significantly impacted by economic factors and how these factors affect the particular industries involved. The local economy has remained stable for the past few years.
       An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by CIFCI's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the Board of Directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations, current delinquent and nonperforming loans, current economic conditions, peer group information and results of recent audits or regulatory examinations. A significant portion of the increased charge-offs during 1995 were a result of the emphasis placed on the early detection of problem credits.
       The following table shows the percentage of the allowance for loan losses allocated to each category.

                                                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                  December 31,

                                                  1996      1995      1994      1993      1992
Allocated:
  Commercial, financial and agricultural           68%       72%       42%       50%       69%
  Real estate <F1>                                  9%        8%       17%       12%        6%
  Installment and consumer                         10%       12%       13%       13%       12%

       Total allocated allowance                   87%       92%       72%       75%       87%
Unallocated allowances                             13%        8%       28%       25%       13%

Total                                             100%      100%      100%      100%      100%

<F1>  Residential real estate only for 1996 and 1995.

       The portion of the allowance for loan losses which was unallocated increased to 13% at December 31, 1996 from 8% a year earlier. The reduction in allocations to commercial, financial and agricultural and installment and consumer loans is due primarily to reductions in these portfolio loan balances of $11,121,000 and $20,324,000, respectively. The percentage allocated increased slightly for residential real estate from December 31, 1995 to December 31, 1996 due to a reduction in the total allowance balance of $295,000, as the dollar amount allocated to this portfolio was actually reduced. The allocation of the allowance for 1995 was based on a different method than had been used by either the former BankIllinois or Champaign National Bank in prior years. Allocations were made based on loan portfolio balances (commercial, financial and agricultural, including commercial real estate; residential real estate; and installment and consumer loans) applied to corresponding factors (percentages). The increase in the percentage allocation to commercial, financial and agricultural loans from December 31, 1994 to December 31, 1995 and reduction in the percentage allocation to real estate was due primarily to the inclusion of commercial real estate in the commercial category for 1995 and 1996.
       The unallocated portion of the allowance for loan losses (13%) at December 31, 1996 represented additional reserves available to cover losses in any of the three categories listed in the table which may exceed the allocated amount.
       Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analyses performed by the credit administration department, the internal loan committees and the Board of Directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.
       The following table presents the aggregate amount of loans considered to be nonperforming for the periods indicated. Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans which are troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                           NONPERFORMING LOANS
                                                              (in thousands)

                                                               December 31,

                                             1996           1995      1994      1993      1992

Nonaccrual loans                       <F1> $2,135    <F1> $2,270    $2,327    $1,520    $3,961

Loans past due 90 days or more                $384           $846      $144      $317      $243

Renegotiated loans                            $162           $179      $198      $522    $1,231


<F1>  Includes $448,000 at December 31, 1996 and $109,000 at December 31,
1995 of first mortgage loans on personal residences which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan"
(SFAS 114).

       There were no other interest earning assets which would be required to be disclosed as being nonperforming if such other assets were loans.
       At December 31, 1996, BKI had approximately $6,905,000 in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. Approximately $2,438,000 of these potential problem loans were considered impaired as defined in SFAS 114. The remaining $4,467,000 have either had timely payments or were adequately secured and loss of principal or interest was determined to be unlikely at that time. Potential problems loans were reduced from $10,194,000 at December 31, 1995 to $6,905,000 at December 31, 1996, a 32.0% reduction, with only $280,000 attributable to net charge-offs and $515,000 transferred to other real estate.
       Loans over 90 days past due which are not well secured and in the process of collection are placed on nonaccrual status. The total of $2,135,000 nonaccrual loans at December 31, 1996 was $135,000 less than the December 31, 1995 amount. Loans past due 90 days or more but still accruing were reduced by $462,000 in 1996 to a balance of $384,000 at December 31, 1996.
       The following table categorizes nonaccrual loans as of December 31, 1996 based on levels of performance and also details the allocation of interest collected during the period in 1996 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making some periodic payments would be included in the limited performance category.


                                            NONACCRUAL AND RELATED INTEREST PAYMENTS
                                                         (in thousands)

                                                    Cash Interest Payments Applied As:

                                     At December 31, 1996                Recovery of    Reduction
                                   Book    Contractual      Interest    Prior Partial      of
                                  Balance    Balance         Income      Charge-offs    Principal
Contractually past due with:
  Substantial performance          $565       $615              $3            $0          $78
  Limited performance               154        154               3             0            0
  No performance                  1,416      2,791               0             0            0

Total                            $2,135     $3,560              $6            $0          $78

       As shown in the table above, the nonaccrual loans with no performance at December 31, 1996 made up the largest share of the total (66.0%). The difference between the recorded balance and the contractual balance represents charge-offs made since the loans were funded. Included in this category was $465,000 in loans associated with a machine shop operation; no principal has been charged off and the loans are largely secured by real estate. Also included in this category was a $368,000 mortgage on an apartment building and a $196,000 mortgage loan on a single-family residence; both properties were sold subsequent to December 31, 1996.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
       Loans which are 90 days or more past due that continue to accrue interest decreased by $462,000 from December 31, 1995 to December 31, 1996 and consisted largely of various commercial loans ($277,000) and personal installment loans ($62,000). These loans are well secured and in the process of collection.
       Management believes that the allowance for loan losses at December
31, 1996 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented.

PREMISES AND EQUIPMENT

       Total premises and equipment decreased $275,000 in 1996 from 1995. Included in the decrease was depreciation of $1,114,000, somewhat offset by purchases of $854,000.

OTHER ASSETS

       Other assets decreased $246,000 in 1996 from 1995. Included in the change was a $667,000 decrease of net taxes receivable which was somewhat offset by a $351,000 increase in cash surrender value life insurance.

DEPOSITS

       The following table shows the average balance and weighted average rate of deposits for each of the three years ended December 31, 1996:

                             Average Balance and Weighted Average Rate of Deposits
                                             (dollars in thousands)

                                   1996                1995                1994

                                      WEIGHTED            WEIGHTED            WEIGHTED
                            AVERAGE    AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE
                            BALANCE     RATE     BALANCE    RATE     BALANCE    RATE
Demand
  Noninterest bearing       $54,229     0.00%   $55,731     0.00%   $53,516     0.00%
  Interest bearing          118,296     3.17%   106,410     2.75%   123,588     2.46%
Savings                      20,358     1.86%    23,850     2.45%    24,562     2.30%
Time
  $100,000 and over          30,715     5.41%    38,122     4.38%    33,844     4.01%
  Under $100,000            162,771     5.80%   172,577     5.81%   161,836     4.73%

  Totals                   $386,369            $396,690            $397,346

       In analyzing its deposit activity, management has noted that average total deposits decreased $10,321,000 during 1996. Included in this decrease were substantial shifts in the average deposit mix in 1996 versus 1995. Average time deposits decreased $17,213,000, or 8%, and average savings deposits decreased $3,492,000, or 15%, from 1995 to 1996. Somewhat offsetting this decrease was an increase of $11,886,000, or 11%, in interest bearing demand deposits. This shift in deposits was due to the success of the Prime Investment account and appropriate pricing of its products in a competitive environment.
       The table below sets forth the maturity of deposits greater than $100,000 at December 31, 1996:



                                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                                                (in thousands)

                                                      TIME
MATURITY AT DECEMBER 31, 1996                       DEPOSITS

3 months or less                                     $18,180
3 to 6 months                                          2,439
6 to 12 months                                         3,759
Over 12 months                                        11,172

  Total                                              $35,550

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
SHORT-TERM BORROWINGS

        Short-term borrowings include federal funds purchased, which are generally overnight transactions, and securities sold under repurchase agreements, which mature from one day to three years from the date of sale. The table in note 8 in the Notes to Consolidated Financial Statements shows the balances of short-term borrowings at December 31, 1996 and 1995, the average balance for the years ended December 31, 1996, 1995 and 1994, and the maximum month-end value during each year.


FAIR VALUES OF FINANCIAL INSTRUMENTS

        The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 1996 and 1995, are disclosed in note 16 in the Notes to Consolidated Financial Statements.

CAPITAL

        Total stockholders' equity rose $3,688,000 from $48,408,000 at December 31, 1995 to $52,096,000 at December 31, 1996. The increase represents net income of $4,501,000, a $60,000 increase from stock appreciation rights, a $221,000 unrealized loss on investment in debt and equity securities available-for-sale, net of tax, the purchase of $649,000 of Treasury Stock and the purchase of $3,000 in fractional shares of common stock following the stock dividend.
        Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, CIFCI and BKI are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.
        The total assets leverage ratio is the ratio of total stockholders' equity (before unrealized holding gain [loss] for investments in debt and equity securities available-for-sale) less intangible assets and unallowed deferred tax assets, to total assets (plus unrealized losses for investments in debt and equity securities available-for-sale) less intangible assets (unrealized gains for investments in debt and equity securities available-for-sale) and unallowed deferred tax assets. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. CIFCI's total assets leverage ratio at December 31, 1996 and 1995 were 10.7% and 9.7%, respectively. The leverage ratio for BKI for the same periods were 10.2% and 9.2% well above the regulatory minimum for both CIFCI and BKI.
        For CIFCI, the risk-weighted assets ratio equals the sum of total stockholders' equity (before unrealized holding gain [loss] for investments in debt and equity securities available-for-sale) plus the allowance for loan losses up to 1.25% of weighted-risk assets less intangible assets and the unallowed portion of deferred tax assets, divided by total risk-adjusted assets. Total risk-adjusted assets are derived by multiplying each asset category and specific off-balance-sheet items, such as letters of credit and loan commitments, by certain risk factors. The resulting totals are then added, and that sum is the risk-adjusted assets used in the calculation. The minimum risk-weighted assets ratio for bank holding companies is 8%. CIFCI's total risk-weighted assets at December 31, 1996 and 1995 were 17.7% and 15.0% significantly higher than the regulatory minimum. BKI's total risk-weighted assets were also significantly higher than the regulatory minimum 17.0% and 14.5% for the years ended December 31, 1996 and 1995.

INFLATION AND CHANGING PRICES

        Changes in interest rates and a bank's ability to react to interest rate fluctuations have a much greater impact on a bank's balance sheet and net income than inflation. A review of net interest income, liquidity and rate sensitivity should assist in the understanding of how well CIFCI is positioned to react to changes in interest rates.

LIQUIDITY AND CASH FLOWS

        CIFCI requires cash to fund loan growth and deposit withdrawals.
Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. The Asset Liability Committee ("ALCO") of BKI, which includes all executive managers, meets monthly to monitor the demand for cash and initiates programs and policies as considered necessary to meet funding gaps.
        CIFCI was able to adequately fund loan demand and meet liquidity needs in 1996. A review of the consolidated statement of cash flows in the accompanying financial statements shows that CIFCI's cash and due from banks and federal funds sold

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
(cash) decreased $21,505,000 from December 31, 1995 to
December 31, 1996. The decrease resulted from net cash used by investing and financing activities, offset by cash provided by operating activities.
        During 1996, cash was primarily used for originating loans held-for-sale, purchases of investments in debt and equity securities, and decreases in deposits, offset by cash provided by proceeds from sales of loans, maturities of securities and decreases in loans.
        Proceeds from sales of mortgage loans held-for-sale totaled $17,726,000, providing the cash needed to fund the origination of mortgage loans held-for-sale of $17,491,000. Proceeds from sales of loans originated for sale in 1996 were $4,154,000 more than they were in 1995, and there were $2,512,000 fewer loan originations in 1996 than in 1995.
        The increase of $4,165,000 in net income from last year also contributed to the increase of net cash provided by operating activities.
        The increase in cash used by investing activities of $44,173,000 over 1995 levels was mostly due to greater purchases of investments in debt and equity securities than maturities and sales. Purchases of available-for-sale securities were $69,968,000 more in 1996 than in 1995, while maturities and sales of these securities increased $10,193,000 from $26,244,000 in 1995 to $36,437,000 in 1996. Purchases of held-to-maturity investment securities increased $1,299,000 in 1996 over 1995 while maturities of these securities decreased $9,127,000 over 1995. There was also a $39,038,000 decrease in loans in 1996 compared to an $11,588,000 decrease in 1995.
        A net decrease in deposits of $15,027,000, a decrease of $39,507,000 over 1995, offset by an increase in short-term borrowings of $7,668,000, which is an increase of $9,899,000 over 1995, is the reason for the $29,778,000 increase in cash used by financing activities.
        CIFCI's future short-term requirements for cash are not expected to significantly change and will continue to be provided by investment maturities, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. No outside borrowing is anticipated. CIFCI expects to maintain FHLB borrowings at or near the current level. These funds are matched to seven-year balloon and ten-year fixed-rate residential mortgage loans booked in previous years. If current sources of liquidity cannot provide needed cash in the future, CIFCI can obtain funds from several sources. CIFCI is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks to meet short-term requirements. With no parent company debt and sound capital levels, CIFCI has several options for longer-term cash needs, such as for future expansion and acquisitions.
        Management is not aware of any current recommendations by CIFCI's primary regulators which if implemented would have a material effect on CIFCI's liquidity, capital resources or operations.

INTEREST RATE SENSITIVITY

        The concept of interest sensitivity attempts to gauge exposure of BKI's net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of BKI to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. BKI must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. BKI monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods.
        BKI's asset and liability management policy addresses interest rate sensitivity and liquidity in terms of operating ranges for BKI's gap ratios and establishes maximum limits on the size of gaps. The policy states that the cumulative ratio of rate-sensitive assets to rate-sensitive liabilities for the 12-month period should fall within a range of 0.80-1.00 to 1.20-1.00.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
        The following table presents CIFCI's interest rate sensitivity position at various intervals at December 31, 1996:

                               RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                                      (dollars in thousands)

                                         1-30      31-90    91-180    181-365    Over
                                         Days      Days      Days      Days     1 Year     Total
Interest earning assets:
  Federal funds sold                   $28,000         $0        $0        $0        $0   $28,000
  Debt and equity securities <F1>        9,492     20,064    10,415    25,504    88,017   153,492
  Loans <F2>                            83,319     23,145    25,533    35,034   120,114   287,145

       Total interest earning assets  $120,811    $43,209   $35,948   $60,538  $208,131  $468.637

Interest bearing liabilities:
  Savings and interest bearing
       demand deposits                $145,201         $0        $0        $0        $0  $145,201
  Time deposits                         23,158     20,254    24,356    29,998    96,326   194,092
  Federal funds purchased and
       securities sold under
       repurchase agreements            38,045        150     5,112       284       350    43,941
Federal Home Loan Bank advances              0          0         0     1,000     8,000     9,000

            Total interest bearing
                 liabilities          $206,404    $20,404   $29,468   $31,282  $104,676  $392,234

Net asset (liability) funding gap     ($85,593)   $22,805    $6,480   $29,256  $103,455   $76,403

Repricing gap                             0.59       2.12      1.22      1.94      1.99      1.19
Cumulative repricing gap                  0.59       0.72      0.78      0.91      1.19      1.19

<F1>  Debt and equity securities include available-for-sale securities.
<F2>  Loans include held-for-sale mortgage loans.

        At December 31, 1996, CIFCI tended to be liability sensitive due to the levels of savings and interest bearing demand deposits and Federal funds sold and securities sold under repurchase agreements. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $856,000 in 30 days and $628,000 in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods.
        In addition to managing interest sensitivity and liquidity through the use of gap reports, CIFCI has provided for emergency liquidity situations with informal agreements with correspondent banks which permit CIFCI to borrow federal funds on an unsecured basis and $3,623,000 from the Federal Home Loan Bank on a secured basis.

NEW ACCOUNTING RULES AND REGULATIONS

        In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125). SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS No. 125 also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.
        SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, SFAS No. 125 requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.
        SFAS No. 125 is effective for transactions occurring after December 31, 1996, except for transactions relating to secured borrowings and collateral for which the effective date is December 31, 1997. The Company believes the adoption of SFAS No. 125 will not have a material impact on its consolidated financial statements.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements begin on page 28.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                    CENTRAL ILLINOIS FINANCIAL CO., INC.
                              AND SUBSIDIARIES

                     Consolidated Financial Statements

                      December 31, 1996, 1995, and 1994

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                     CENTRAL ILLINOIS FINANCIAL CO., INC.
                               AND SUBSIDIARIES

                              TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT                                                30



CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                 31

Consolidated Statements of Income                                           32

Consolidated Statements of Changes in Stockholders' Equity                  33

Consolidated Statements of Cash Flows                                       34

Notes to Consolidated Financial Statements                               35-54

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                         INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Central Illinois Financial Co., Inc.:

We have audited the accompanying consolidated balance sheet of Central Illinois Financial Co., Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in stockholders equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements of Central Illinois Financial Co., Inc. and subsidiaries, for the years ended December 31, 1995 and 1994 were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state-ments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Financial Co., Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        McGLADREY & PULLEN, LLP



Champaign, Illinois
February 7, 1997

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

CENTRAL ILLINOIS FINANCIAL CO., INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1996 and 1995
(in thousands, except share data)



                                                                       1996      1995
Assets

Cash and due from banks                                               $31,195   $26,900
Federal funds sold                                                     28,000    53,800
         Cash and cash equivalents                                     59,195    80,700
Investments in debt and equity securities:
    Available-for-sale, at estimated market value                     129,927    73,456
    Held-to-maturity, estimated market value of $21,945
     and $21,528 at December 31, 1996 and 1995, respectively           21,870    21,430
    Non-marketable equity securities                                    1,695     2,418
         Total investments in debt and equity securities              153,492    97,304
Mortgage loans held for sale                                            1,277     9,421
Loans, net of allowance for loan losses of $5,587 and
         $5,882 at December 31, 1996 and 1995, respectively           280,281   311,519
Premises and equipment, net                                            10,717    10,992
Accrued interest receivable                                             4,517     4,443
Other assets                                                            5,961     6,207
         Total assets                                                $515,440  $520,586

Liabilities and Stockholders' Equity

Deposits:
     Demand, noninterest bearing                                      $64,837   $66,693
     Demand, interest bearing                                         127,414   107,363
     Savings                                                           17,787    23,997
     Time, $100 and over                                               35,550    42,839
     Other time                                                       158,542   178,265
         Total deposits                                               404,130   419,157
Short-term borrowings                                                  43,941    36,273
Federal Home Loan Bank advances                                         9,000     9,000
Accrued interest payable                                                1,576     1,964
Other liabilities                                                       4,697     5,784
         Total liabilities                                            463,344   472,178

Stockholders' equity:
   Preferred stock, no par value; 300,000 shares authorized                 0         0
   Common stock, $0.01 par value; 6,500,000 shares authorized;
     4,958,891 and 4,959,132 shares issued at December 31, 1996
     and 1995, respectively                                                50        50
   Paid-in capital                                                     19,123    19,066
   Retained earnings                                                   33,681    29,180
   Unrealized gain (loss) on securities available-for-sale               (109)      112
                                                                       52,745    48,408
   Less treasury stock, at cost, 46,400 shares                           (649)        0
         Total stockholders' equity                                    52,096    48,408
         Total liabilities and stockholders' equity                  $515,440  $520,586

                  See accompanying notes to consolidated financial statements.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 1996, 1995 and 1994
(in thousands, except share data)

                                                                        1996      1995      1994
Interest income:
     Interest and fees on loans                                       $26,037   $29,471   $26,680
     Interest and dividends on investments in debt
        and equity securities:
          Taxable                                                       6,797     4,992     5,560
          Tax-exempt                                                      380       489       564
     Interest on federal funds sold and interest-bearing deposits       1,874       951       282
               Total interest income                                   35,088    35,903    33,086

Interest expense:
     Interest on demand, savings, and other time deposits              13,558    13,541    11,287
     Interest on time deposits $100 and over                            1,662     1,669     1,334
     Interest on short-term borrowings                                  2,006     1,882     1,216
     Interest on Federal Home Loan Bank advances                          599       597       650
               Total interest expense                                  17,825    17,689    14,487
               Net interest income                                     17,263    18,214    18,599
Provision for loan losses                                                 375     3,097       565
               Net interest income after provision for loan losses     16,888    15,117    18,034

Noninterest income:
     Service charges and fees                                           1,839     1,857     1,810
     Trust fees                                                         1,931     1,600     1,608
     Securities transactions, net                                          (4)        3       175
     Gains on sales of loans, net                                         266       199        62
     Other                                                                289       320       603
               Total noninterest income                                 4,321     3,979     4,258

Noninterest expense:
     Salaries and employee benefits                                     7,795     9,483     9,537
     Occupancy                                                          1,485     1,455     1,315
     Equipment                                                            967     1,150     1,232
     Data processing fees                                                 716       700       422
     Federal deposit insurance premiums                                     2       455       899
     Advertising and marketing                                            822       631       630
     Merger expenses                                                        0     1,036         0
     Office supplies                                                      591       742       663
     Loss on other real estate                                              0       250       395
     Other                                                              2,147     3,180     2,387
               Total noninterest expense                               14,525    19,082    17,480

               Income from continuing operations before income taxes    6,684        14     4,812

Income taxes                                                            2,183       248     1,466
               Income (loss) from continuing operations                 4,501      (234)    3,346

Discontinued operations - gain on disposal of subsidiary, net of applicable
     income taxes of $0, $293, and $2,387, respectively                     0       570     4,634

               Net income                                              $4,501      $336    $7,980

Per share data:
     Income (loss) from continuing operations                           $0.90    ($0.04)    $0.67
     Income from discontinued operations                                 0.00      0.11      0.93
     Net income                                                         $0.90     $0.07     $1.60

     Weighted average shares of common
        stock and equivalents outstanding                           5,022,007 5,005,907 4,969,689

                  See accompanying notes to consolidated financial statements.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

CENTRAL ILLINOIS FINANCIAL CO., INC., AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 1996, 1995, and 1994
(in thousands, except share data)

                                                                                 UNREALIZED GAIN
                                   COMMON STOCK       PAID-IN   RETAINED    (LOSS) ON SECURITIES     TREASURY STOCK
                                 SHARES     AMOUNT    CAPITAL   EARNINGS      AVAILABLE-FOR-SALE    SHARES    AMOUNT      TOTAL
Balance, January 1, 1994, as
   previously reported         4,733,925      $48    $15,908    $25,782                    $392         0        $0     $42,130
Restated for 5% stock
   dividend                      236,696        3      3,244     (3,247)                      0         0         0           0
Balance, January 1, 1994, as
   restated                    4,970,621       51     19,152     22,535                     392         0         0      42,130
Net income                             0        0          0      7,980                       0         0         0       7,980
Cash dividends of pooled
   companies prior to merger           0        0          0       (594)                      0         0         0        (594)
Issuance of common stock
   of pooled companies
   prior to merger                 1,288        0         11          0                       0         0         0          11
Purchase of common stock
   of pooled companies
   prior to merger               (20,651)      (1)      (189)         0                       0         0         0        (190)
Change in unrealized
   gain (loss) on securities
   available-for-sale                  0        0          0          0                  (2,571)        0         0      (2,571)
Balance, December 31, 1994     4,951,258       50     18,974     29,921                  (2,179)        0         0      46,766
Net income                             0        0          0        336                       0         0         0         336
Cash dividends of pooled
   companies prior to merger           0        0          0       (321)                      0         0         0        (321)
Cash dividends
   ($0.15 per share)                   0        0          0       (756)                      0         0         0        (756)
Issuance of common stock
   of pooled companies
   prior to merger                 8,773        0          6          0                       0         0         0           6
Fractional shares of common
   stock purchased in merger        (899)       0         (2)         0                       0         0         0          (2)
Stock appreciation rights              0        0         88          0                       0         0         0          88
Change in unrealized
   gain (loss) on securities
   available-for-sale                  0        0          0          0                   2,291         0         0       2,291
Balance, December 31, 1995     4,959,132       50     19,066     29,180                     112         0         0      48,408
Net income                             0        0          0      4,501                       0         0         0       4,501
Fractional shares of common
   stock purchased following
   stock dividend                   (241)       0         (3)         0                       0         0         0          (3)
Stock appreciation rights              0        0         60          0                       0         0         0          60
Change in unrealized
   gain (loss) on securities
   available-for-sale                  0        0          0          0                    (221)        0         0        (221)
Treasury stock transactions, net       0        0          0          0                       0    46,400      (649)       (649)
Balance, December 31, 1996     4,958,891      $50    $19,123    $33,681                   ($109)   46,400     ($649)    $52,096

 See accompanying notes to consolidated financial statements.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994
(in thousands)

                                                                         1996      1995      1994
Cash flows from operating activities:
   Net income                                                          $4,501      $336    $7,980
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                     1,157     1,214     1,226
      Amortization of bond premiums, net                                  140       114       369
      Provision for loan losses                                           375     3,097       565
      Loss on other real estate                                             0       250       395
      Deferred income taxes                                               417    (1,633)      (72)
      (Gain) loss on sales of securities                                    4        (3)     (175)
      (Gain) on sales of loans, net                                      (266)     (199)      (62)
      (Gain) on sale of subsidiary                                          0      (570)   (4,634)
      (Gain) on sale of premises and equipment, net                         0         0      (101)
      Change in valuation allowance on premises and equipment               0       375         0
      (Increase) in accrued interest receivable                           (74)     (147)     (390)
      (Decrease) increase in accrued interest payable                    (388)      585       (89)
      Other, net                                                         (811)       42     2,239
      Stock appreciation rights                                            60        88         0
      Proceeds from sales of loans originated for sale                 17,726    13,572    33,773
      Loans originated for sale                                       (17,491)  (20,003)  (28,358)
              Net cash provided by (used in) operating activities       5,350    (2,882)   12,666

Cash flows from investing activities:
      Net decrease (increase) in loans                                 39,038    11,588   (15,934)
      Proceeds from sale of subsidiary                                      0     4,065     3,700
      Proceeds from maturity of investments in debt securities:
           Held to maturity                                            15,053    24,180    19,639
           Available for sale                                          34,437    23,527     7,048
      Proceeds from sales of investments in debt and equity securities:
           Available for sale                                           2,000     2,717     8,964
           Non-marketable securities                                      723         0         0
      Purchases of investments in debt and equity securities:
           Held to maturity                                           (16,038)  (14,739)  (14,434)
           Available for sale                                         (94,212)  (24,244)  (16,572)
      Principal paydowns from mortgage-backed
           and mortgage-related securities:
           Held to maturity                                               446       626     5,830
           Available for sale                                             926        46       527
      Purchases of premises and equipment                                (854)   (2,108)   (2,622)
      Proceeds from sale of premises and equipment                         15        49       460
              Net cash provided by (used in) investing activities     (18,466)   25,707    (3,394)

Cash flows from financing activities:
         Net increase (decrease) in deposits                          (15,027)   24,480   (11,361)
         Net increase (decrease) in short-term borrowings               7,668    (2,231)    3,516
         Cash dividends paid                                             (378)     (860)     (578)
         Treasury stock transactions, net                                (649)        0         0
         Fractional shares purchased following stock dividend              (3)        0         0
              Net cash provided by (used in) financing activities      (8,389)   21,389    (8,423)
              Net increase (decrease) in cash and cash equivalents    (21,505)   44,214       849
Cash and cash equivalents, beginning of year                           80,700    36,486    35,637
Cash and cash equivalents, end of year                                $59,195   $80,700   $36,486

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
          Interest                                                    $18,213   $17,104   $14,576
          Taxes                                                         1,748     3,115     3,190
      Transfer of mortgage loans held for sale to loans                 8,175         0     2,352
      Loan made to facilitate sale of premises and equipment                0         0     2,442
      Transfer of debt and equity securities
          held to maturity to available for sale                            0    13,785         0
      Securitization of mortgage loans into investments                     0     1,417     1,464
      Disposal of equipment subject to valuation allowance                 71         0         0

                  See accompanying notes to consolidated financial statements.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                    CENTRAL ILLINOIS FINANCIAL CO., INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements



(1)     ORGANIZATION

   On December 13, 1994, BankIllinois Financial Co. and Central Illinois Financial Corporation entered into an Agreement and Plan of Merger which provided for a merger of the two companies into Central Illinois Financial Co., Inc. (the Company). The merger, which was accounted for as a pooling of interests, was completed on June 30, 1995. Accordingly, prior period consolidated financial statements have been restated as if the prior entities had been consolidated for all periods presented. As a result of the merger, former stockholders of BankIllinois Financial Co. and Central Illinois Financial Corporation received 2,648,625 and 2,310,748 shares of Company common stock, respectively. On October 20, 1995 the two subsidiary banks, BankIllinois and the Champaign National Bank, were merged into a single resulting bank known as BankIllinois. Additionally, on October 20, 1995 the Company transferred its trust operations to a newly formed trust company subsidiary known as BankIllinois Trust Company.

   The Company and its subsidiaries provide a full range of banking services to individual and corporate customers located within Champaign, Illinois, and the surrounding communities. BankIllinois and BankIllinois Trust Company are subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company, BankIllinois, and BankIllinois Trust Company are subject to the regulations of certain regulatory agencies and undergo periodic exami-nations by those regulatory agencies.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and conform to predominant practices within the banking industry. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

   (a)  PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BankIllinois and BankIllinois Trust Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

        Property held by BankIllinois Trust Company in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets, since such items are not assets of the Company. Trust fees are recognized on the accrual basis.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
   (b)  INVESTMENTS IN DEBT AND EQUITY SECURITIES

        Debt securities classified as held-to-maturity are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at amortized cost, in which the amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, are recorded using methods which approximate the interest method. These methods consider the timing and amount of prepayments of underlying mortgages in estimating future cash flows on individual mortgage-related securities. Unrealized holding gains and losses for held-to-maturity securities are excluded from earnings and stockholders' equity.

        Debt and equity securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. The difference between fair value and cost, adjusted for amortization of premium and accretion of discounts, results in an unrealized gain or loss. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Gains or losses from the sale of securities are determined using the specific identification method.

        A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

        Non-marketable equity securities, including BankIllinois' required investment in the capital stock of the Federal Home Loan Bank are carried at cost, as fair values are not readily determinable.

   (c)  LOANS

        Loans are stated at the principal amount outstanding, net of unearned discount and the allowance for loan losses. Interest on commercial, financial, and agricultural; real estate; and selected in-stallment loans is credited to income as earned, based upon the principal amount outstanding. Interest on the remaining installment loans is credited to income using a method which approximates the interest method.

        The accrual of interest on loans is discontinued when, in the opinion of management, the borrower may be unable to meet payments as they become due. Interest accrued in the current year is reversed against interest income, and prior years' interest is charged to the allowance for loan losses. Interest income on impaired loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

        Loan origination fees and costs are deferred at origination and are recognized over the life of the loan as an adjustment to yield.

        Mortgage loans held for sale are carried at the lower of aggregate cost or estimated market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
on sales of loans held for sale are computed using the specific-identification method and are reflected in income at the time of sale.

        The Company originates certain mortgage loans and creates mortgage-backed securities for sale in the secondary market. Because the resulting security is collateralized by the identical loans previously held, no gain or loss is recognized at the time of the securitization transaction. When securitized loans are sold to an outside party, the specific-identification method is used to determine the cost of the security sold and a gain or loss is recognized in income at the time of sale.

   (d)  ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific valuation allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessment of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

        The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flow using the loans initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans.

        Management believes the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require BankIllinois to recognize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

   (e)  PREMISES AND EQUIPMENT

        Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization applicable to furniture and equipment and buildings and leasehold improvements is charged to occupancy expense using straight-line and accelerated methods over the estimated useful lives of the assets. Such lives are estimated to be three to seven years for furniture and equipment and five to 31-1/2 years for buildings and leasehold improvements. Maintenance and repairs are charged to operations as incurred.

   (f)  OTHER REAL ESTATE

        Other real estate, included in other assets in the accompanying consolidated balance sheets, is initially recorded at fair value. If, subsequent to foreclosure, the fair value is less than the carrying amount, the difference is recorded as a valuation allowance through a charge to income. Subsequent increases in fair value are recorded through a reversal of the valuation allowance, but not below zero. Expenses incurred in maintaining the properties are charged to operations.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
   (g)  MORTGAGE SERVICING RIGHTS

        In 1995, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified primarily based on the contractual maturities of the underlying mortgages. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

   (h)  INCOME TAXES

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (i)  EARNINGS PER SHARE

        Earnings per share is computed by dividing net income by the weighted average number of common and common stock equivalent shares out-standing. Options to purchase shares of the Company's common stock and stock appreciation rights, as discussed in note 12 to the consolidated financial statements, are the only common stock equivalents. The weighted average number of common stock equivalents is calculated using the treasury stock method.

   (j)  CASH AND CASH EQUIVALENTS

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

   (k)  STOCK DIVIDEND

        During May 1996, the Company effected a 5% stock dividend. All references in the accompanying financial statements to number of shares and per share amounts have been retroactively restated to reflect the stock dividend.

   (l)  RECLASSIFICATION

        Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications have no effect on previously reported net income.

   (m) ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

        In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
Extinguishment of
Liabilities" (SFAS 125). SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS 125 also established standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

        SFAS 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, SFAS 125 requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.

        SFAS 125 is effective for transactions occurring after December 31, 1996, except for transactions relating to secured borrowings and collateral for which the effective date is December 31, 1997. The Company believes the adoption of SFAS 125 will not have a material impact on its consolidated financial statements.

(3)     CASH AND DUE FROM BANKS

   The compensating balances held at correspondent banks was $632,000 and $1,208,000 at December 31, 1996 and 1995, respectively. BankIllinois maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, BankIllinois was required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves required to be held was $3,726,000 and $1,876,000 at December 31, 1996 and 1995, respectively.

(4)     INVESTMENTS IN DEBT AND EQUITY SECURITIES

   As of September 30, 1995, in conjunction with the merger of BankIllinois Financial Co. and Central Illinois Financial Corporation, debt securities with an amortized cost of $2,577,000 and an estimated market value of $2,529,000 were transferred from held-to-maturity to available-for-sale. A deferred asset of $16,000 was recorded to reflect the tax effect of the market valuation adjustment and the net decrease resulting from the market valuation adjustment of $32,000 was recorded to the separate component of stockholders' equity.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
   During 1995, the FASB decided to allow a one-time reassessment of the classifications of securities made under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company transferred debt securities with an amortized cost of $11,208,000 and an estimated market value of $11,371,000 from held-to-maturity to available-for-sale. A deferred tax liability of $55,000 was recorded to reflect the tax effect of the market valuation in-crease of these debt securities resulting in a net market valuation adjustment of $108,000 being recorded to the separate component of stockholders' equity.

   The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:

                                                             DECEMBER 31, 1996
                                                                 GROSS       GROSS
                                                AMORTIZED   UNREALIZED  UNREALIZED         FAIR
                                                     COST        GAINS      LOSSES        VALUE
Available-for-sale:
   U.S. Treasury and other
            government agencies                   $121,311         $355        $435     $121,231
   Mortgage-backed securities                        8,364            1         138        8,227
   Other                                               416           53           0          469
                                                  $130,091         $409        $573     $129,927

Held-to-maturity:
   U.S. Treasury and other
            government agencies                    $14,043          $32         $10      $14,065
   Obligations of states and
            political subdivisions                   7,570           67          14        7,623
   Mortgage-backed securities                          257            0           0          257
                                                   $21,870          $99         $24      $21,945

                                                              DECEMBER 31, 1995
                                                                   GROSS       GROSS
                                                  AMORTIZED   UNREALIZED  UNREALIZED         FAIR
                                                       COST        GAINS      LOSSES        VALUE
Available-for-sale:
   U.S. Treasury and other
            government agencies                     $62,921         $527        $209      $63,239
   Mortgage-backed securities                         9,336            2         148        9,190
   Other                                              1,030            0           3        1,027
                                                    $73,287         $529        $360      $73,456

Held-to-maturity:
   U.S. Treasury and other
            government agencies                     $11,548          $12         $11      $11,549
   Obligations of states and
            political subdivisions                    9,179           93           0        9,272
   Mortgage-backed securities                           703            4           0          707
                                                    $21,430         $109         $11      $21,528

   Proceeds from sales of investments in debt and equity securities available-for-sale during 1996, 1995, and 1994 were $2,000,000, $2,717,000, and $8,964,000, respectively. Gross gains (losses) of ($4,000), $3,000, and $175,000, respectively, were realized on those sales.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
   Investments in debt and equity securities with a carrying value of $76,885,000 and $64,782,000 were pledged at December 31, 1996 and 1995, respectively, to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

   During 1996, 1995, and 1994, the Company securitized approximately $0, $1,417,000, and $1,464,000, respectively, of mortgage loans by exchanging such loans for Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed securities.

   The amortized cost and fair value of investments in debt and equity securities (in thousands) at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                                  AMORTIZED       FAIR     AMORTIZED       FAIR
                                                     COST        VALUE        COST        VALUE
Due in one year or less                            $23,087      $23,199      $3,035       $3,036
Due after one year through five years               90,740       90,662      13,881       13,946
Due after five years through ten years               7,901        7,839       4,635        4,648
Due after ten years                                      0            0          62           58
                                                   121,728      121,700      21,613       21,688
Mortgage-backed securities                           8,363        8,227         257          257
              Total debt securities               $130,091     $129,927     $21,870      $21,945

(5)     LOANS

   A summary of loans (in thousands), by classification, at December 31, 1996 and 1995 is as follows:

                                                      1996         1995
Commercial, financial, and agricultural           $110,059     $121,180
Real estate                                        127,724      127,893
Installment and consumer                            48,101       68,425
                                                   285,884      317,498
Less:
   Unearned discount                                    16           97
   Allowance for loan losses                         5,587        5,882
                                                  $280,281     $311,519

   The Company makes commercial, financial, and agricultural; real estate; and installment and consumer loans to customers located in east-central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in east-central Illinois.

   During 1996, 1995, and 1994, the Company sold approximately $17,726,000, $13,572,000, and $33,773,000, respectively, of residential mortgage loans in the secondary market, primarily to the Federal National Mortgage Association (FNMA). Gross gains of approximately $315,000, $229,000, and $249,000 and gross losses of approximately $49,000, $30,000, and $187,000 were realized on the sales during 1996, 1995, and 1994, respectively.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
   Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 1996 and 1995:

                                                1996      1995
   FHLMC                                      $4,558    $6,373
   FNMA                                      104,088    98,540
   Illinois Housing Development Authority      3,718     3,401

   In the normal course of business, loans are made to directors, executive officers, and principal stockholders of the Company and to parties which the Company or its directors, executive officers, and stockholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 1996 and 1995 was as follows:


                                                      1996         1995
Balance, January 1                                  $9,790      $12,134
New loans                                            9,012        2,285
Repayments                                          (2,905)      (4,388)
Changes in relationship                               (610)        (241)
Balance, December 31                               $15,287       $9,790

   Activity in the allowance for loan losses (in thousands) for 1996, 1995, and 1994 was as follows:

                                                      1996         1995        1994
Balance, beginning of year                          $5,882       $5,263      $4,686
Provision charged to expense                           375        3,097         565
Loans charged off                                   (1,538)      (2,674)       (633)
Recoveries on loans previously charged off             868          196         645
Balance, end of year                                $5,587       $5,882      $5,263

   The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 1996 and 1995:

                                                                   1996        1995
Impaired loans on nonaccrual                                     $1,687      $2,161
Impaired loans continuing to accrue interest                        751       1,534
Total impaired loans                                             $2,438       3,695
Allowance for loan losses on impaired loans                         644         862

Impaired loans for which there is no related allowance for
   loan losses                                                        0           0
Average recorded investment in impaired loans                     3,051       4,788
Interest income recognized from impaired loans                      106         201
Cash basis interest income recognized from impaired loans             5           0

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
   At December 31, 1994, nonaccrual loans totaled $2,327,000. The reduction in interest income associated with nonaccrual loans for 1994 was $184,000.

(6)     PREMISES AND EQUIPMENT

   A summary of premises and equipment (in thousands) at December 31, 1996 and 1995 is as follows:

                                                      1996         1995
Land                                                $2,825        $2,825
Furniture and equipment                              6,512         6,351
Buildings and leasehold improvements                12,736        12,542
                                                    22,073        21,718
Less accumulated depreciation and
     amortization                                   11,356        10,726
                                                   $10,717       $10,992

   Depreciation and amortization expense was $1,114,000, $1,203,000, and $1,215,000, for 1996, 1995, and 1994, respectively.

   The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through March 2003 and have renewal options to extend the lease terms for various dates through March 2013. The rental expense for these operating leases was $226,000, $222,000, and $190,000 in 1996, 1995, and 1994, respectively.

   Minimum annual rental payments required under the operating leases (in thousands), which have initial

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
or remaining terms in excess of one year at December 31, 1996 are as follows:

1997                                                  $193
1998                                                   118
1999                                                    78
2000                                                    52
2001                                                    52
Thereafter                                              64
                                                      $557

     On January 24, 1994, the Company entered into an agreement to sell the BankIllinois Executive Center (Executive Center). The net sales price of the building was $2,609,000. The carrying value of the property at the time of the sale was $1,966,000. The resulting gain of $643,000 is being recognized using the installment method with monthly payments being received through March 15, 2014. At December 31, 1996 and 1995, the deferred gain on the sale of the Executive Center totaled $528,000 and $577,000, respectively, and is included in other liabilities in the accompanying consolidated balance sheet.

     The Company, as lessor, leases a portion of the main bank building and leased the Executive Center, prior to its sale, to other parties. Rental income amounted to $170,000, $158,000, and $149,000 in 1996, 1995, and
1994, respectively. Future minimum rental receipts under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1996 (in thousands) are as follows:

1997                                                   $61
1998                                                    12
                                                       $73

   As a result of the merger between BankIllinois Financial Co. and Central Illinois Financial Corporation, certain banking facilities were deemed to be unnecessary for the ongoing operations of the merged entity. Accordingly, premises and equipment was identified to be disposed of and a charge of $375,000 was recorded to other noninterest expense in 1995 to reduce the book value of these assets. During 1996, certain data processing equipment was disposed of, and bank premises with an amortized cost of $2,007,000 and a corresponding valuation allowance of $304,000 as of December 31, 1996 are currently held for sale.

(7)     DEPOSITS

   As of December 31, 1996, the scheduled maturities of time deposits were as follows:

1997                                               $97,765
1998                                                81,393
1999                                                 9,869
2000                                                 4,790
2001 and Thereafter                                    275
                                                  $194,092

(8)     SHORT-TERM BORROWINGS

   A summary of short-term borrowings (in thousands) at December 31, 1996 and 1995 is as follows:

                                                                   1996        1995
Federal funds purchased                                          $7,300      $3,775
Securities sold under agreements to repurchase:
   U.S. Treasury and other government agency securities
      with carrying values of $60,641,000 and $49,849,000
      and market values of $60,646,000 and $49,848,000
      at December 31, 1996 and 1995, respectively                36,641      32,498
                                                                $43,941     $36,273

   Information relating to short-term borrowings (dollars in thousands) is as follows:

                                                                   1996        1995         1994
Federal funds purchased:
   Average daily balance                                         $4,267      $2,423       $5,863
   Maximum balance at month-end (September                        7,650       6,600       13,200
      1996, January 1995 and November 1994)
   Weighted average interest rate at year-end                     6.99%       5.50%        5.93%
   Weighted average interest rate for the year                    5.32%       5.82%        4.29%

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
Securities sold under agreements to repurchase:
   Average daily balance                                        $35,415     $32,480      $23,811
   Maximum balance at month-end (January                         38,277      36,268       36,189
      1996, August 1995 and December 1994)
   Weighted average interest rate at year-end                     5.20%       5.00%        5.41%
   Weighted average interest rate for the year                    5.02%       5.36%        4.02%

   The securities underlying the agreements to repurchase are under the control of BankIllinois.

(9)     FEDERAL HOME LOAN BANK ADVANCES

   A summary of Federal Home Loan Bank (FHLB) advances (dollars in thousands) at December 31, 1996 and 1995 is as follows:

                                                                WEIGHTED
                                                                AVERAGE
                                                    AMOUNT        RATE
Maturing in year ending:
   1997                                             $1,000        6.57%
   1998                                              3,000        6.49%
   1999                                              3,000        6.51%
   2000                                              1,000        6.57%
   2001                                              1,000        6.76%
                                                    $9,000        6.55%

   The terms of a security agreement with the FHLB require BankIllinois to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 150% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. BankIllinois has a total remaining borrowing capacity with the FHLB of approximately $3,623,000 at December 31, 1996 at a rate equal to the FHLB current variable advance rate.

(10)    INCOME TAXES

   Income tax expense (in thousands) for 1996, 1995, and 1994 is summarized as follows:

                                                   CURRENT     DEFERRED       TOTAL
Federal:
   1996                                             $1,766         $417      $2,183
   1995                                              2,174       (1,633)        541
   1994                                              3,925          (72)      3,853

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
   Income taxes (in thousands) are included in the following categories:

                                                      1996         1995        1994
Income from continuing operations                   $2,183         $248      $1,466
Gain on disposal of subsidiary                           0          293       2,387
                                                    $2,183         $541      $3,853

   Actual income tax expense (in thousands) for 1996, 1995, and 1994 differ from the "expected" income taxes (computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income taxes) as follows:

                                                      1996         1995        1994
Computed "expected" income taxes                    $2,272         $298      $4,023
Tax-exempt interest income, net of disallowed
   interest expense                                   (113)        (153)       (187)
Nondeductible merger-related expenses                    0          360           0
Other, net                                              24           36          17
                                                    $2,183         $541      $3,853

   The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                                   1996         1995
Deferred tax assets:
   Unrealized holding loss on available-for-sale securities         $55           $0
   Allowance for loan losses                                        976        1,076
   Deferred compensation                                            814          692
   Other real estate                                                184          189
   Severance payable                                                181          354
   Other                                                            271          248
         Total deferred tax assets                               $2,481       $2,559
Deferred tax liabilities:
   Unrealized holding gain on available-for-sale securities          $0          $57
   Premises and equipment                                           818          811
   Gain on sale of subsidiary                                        83            0
   Other                                                            439          245
         Total deferred tax liabilities                          $1,340       $1,113
         Net deferred tax assets                                 $1,141       $1,446

   A valuation allowance would be provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has not established a valuation allowance as of December 31, 1996 or 1995, due to management's belief that all criteria for asset recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
(11)    RETIREMENT PLANS

   The Company has established a profit sharing plan and a 401(k) plan for substantially all employees who meet the eligibility requirements. The 401(k) plan, which replaces the BankIllinois Financial Co. defined contribution and Central Illinois Financial Corporation profit sharing plan discussed below, allows for participants' contributions of up to 10% of gross salary, the first 6% of which is available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company.

   The former BankIllinois Financial Co. maintained a defined contribution retirement plan for substantially all employees who met the eligibility requirements. The plan allowed for employee contributions under Internal Revenue Service Code 401(k). Through 1995, the Company contributed 7% of qualified employees' salaries and matched 50% of employee 401(k) contributions up to 6% of the employees' salary.

   The former Central Illinois Financial Corporation maintained a defined contribution profit sharing plan and a 401(k) plan for substantially all employees who met the eligibility requirements. The Company made contributions of up to 10% of eligible salaries to the profit sharing plan.

The 401(k) plan provided for employee contributions of up to 5% of the participant's gross salary, which was then available for the Company's 25% match.

   The Company has merged the profit sharing plan and the defined contribution and 401(k) plans into the respective Central Illinois Financial Co., Inc. profit sharing and 401(k) plans. The assets of the plans will be transferred during 1997.

   Total contributions by the Company under the retirement plans discussed above totaled $379,000, $493,000 and $571,000 for 1996, 1995 and
1994, respectively.

   Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded expenses of $207,000, $714,000, and $720,000 in 1996, 1995, and 1994, respectively, related to these agreements.

(12)    STOCKHOLDERS' EQUITY

   SHARE PURCHASE RIGHTS PLAN
   Pursuant to the merger described in note 1 to the consolidated financial statements, the Company established the Central Illinois Financial Co., Inc. Rights Agreement (the Rights Agreement). The Rights Agreement gives the holder of each share of common stock of the Company a purchase right to acquire one one-hundredth of a share of the authorized no par value preferred stock (Purchase Right). The Rights Agreement has the effect of substantially diluting the percentage of ownership of certain acquirers of common stock of the Company unless sale or merger of the Company is approved by certain continuing directors of the Company. Each Purchase Right trades in tandem with its respective share of common stock until the occurrence of certain events, in which case it would separate and entitle the registered holder, subject to the terms of the Rights Agreement, to purchase certain equity securities at a price below market value.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
   STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
   In 1994, the former BankIllinois Financial Co. established a stock incentive plan, which provides for the granting of shares of the Company's common stock to certain key managerial employees. These options vest and thus become exercisable ratably over a three-year period from the date granted. In 1994, the former Central Illinois Financial Corporation established a stock option plan which provides for the granting of non-qualified stock options and stock appreciation rights (SARs) to certain key managerial employees. The option price must be at least 100% of the fair market value of the common stock on the date the option is granted and the maximum option term cannot exceed 10 years. The plan allows for the granting of options in tandem with SARs. Exercise of an SAR cancels the related option and entitles the holder to receive a payment in return, equal to the excess of the fair market value of the shares subject to the option surrendered over the exercise price. Payment by the Company will be made in shares of the Company's common stock with cash paid in lieu of fractional shares. The exercise of an SAR is subject to all of the terms and conditions of the related option.

   During October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB 25).

   SFAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years beginning after December 15, 1994. The Company plans to continue to measure compensation cost using APB 25.

   The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                                                1996                1995                1994
                                                                 WEIGHTED            WEIGHTED            WEIGHTED
                                                                  AVERAGE             AVERAGE             AVERAGE
                                                                 EXERCISE            EXERCISE            EXERCISE
                                                          SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
Options outstanding, beginning                           263,534    $7.14    263,534    $7.14          0    $0.00
     of year
Granted ($6.85-$8.83 per share)                                0        0          0        0    263,534    $7.14
Exercised                                                    542    $8.83          0        0          0    $0.00
Options outstanding, end of year                         262,992    $7.14    263,534    $7.14    263,534    $7.14

Options exercisable, end of year                         260,478    $7.13    183,327    $7.22    105,093    $7.43

   At December 31, 1996, 23,117 SARs remained outstanding.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
(13)    DIVIDEND RESTRICTIONS

   Banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. Retained earnings of BankIllinois available for payment of dividends, subject to maintenance of minimum capital requirements, was $1,222,000 at December 31, 1996.

(14)    DISCONTINUED OPERATIONS

   On July 30, 1992, BankIllinois divested its interest in its wholly owned subsidiary, BankIllinois Co., which was involved in the processing of monthly telephone bills for cellular telephone companies. At the time of sale, BankIllinois received $1,000,000, which equaled the carrying value of the subsidiary. The total sales price was based upon the annual operating revenues of the former subsidiary from July 1, 1992 through June 30, 1995 up to a maximum of $15.0 million. Based upon operating revenues of the former BankIllinois Co., the Company has recorded the following gain (in thousands) during 1995 and 1994:

                                                      1995         1994
Gross gain on sale                                    $926       $7,491
Expenses incurred in the sale                          (63)        (470)
Income tax effect                                     (293)      (2,387)
         Net gain on disposal                         $570       $4,634

   The maximum gross proceeds of $15.0 million have been realized by the Company related to the sale of BankIllinois Co.

(15)    CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

   Following are the condensed balance sheets as of December 31, 1996 and 1995 and the related condensed schedules of income and cash flows for 1996, 1995, and 1994 for Central Illinois Financial Co., Inc.:

                                                             CONDENSED BALANCE SHEETS
                                                                  (in thousands)
                                                                   1996        1995
Assets:
   Cash                                                            $171        $493
   Investment in BankIllinois                                    49,643      46,474
   Investment in BankIllinois Trust Company                       2,097       1,756
   Investment in equity securities                                   91           0
   Organization costs, net                                           22          33
   Other assets                                                     164         113
                                                                $52,188     $48,869

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
Liabilities and stockholders' equity:
   Dividends payable                                                 $0        $378
   Other liabilities                                                 92          83
   Stockholders' equity                                          52,096      48,408
                                                                $52,188     $48,869

                                                                  CONDENSED SCHEDULES OF INCOME
                                                                          (in thousands)
                                                                   1996        1995         1994
Revenue:
   Dividends received from subsidiaries                          $1,000      $4,085       $1,140
   Interest income on deposits                                        1           2            1
                                                                  1,001       4,087        1,141

Expenses:
   Amortization of organization costs                                11          11           11
   Merger expenses                                                    0       1,036            0
   Other                                                            471         315          314
                                                                    482       1,362          325

         Income before applicable income tax
            benefit and equity in undistributed
            income (loss) of subsidiaries                           519       2,725          816
Applicable income tax benefit                                       163         110          110
Equity in undistributed income (loss) of
   subsidiaries                                                   3,819      (2,499)       7,054
         Net income                                              $4,501        $336       $7,980

                                                                  CONDENSED SCHEDULES OF CASH FLOWS
                                                                          (in thousands)
                                                                   1996        1995         1994
Cash flows from operating activities:
   Net income                                                    $4,501        $336       $7,980
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Equity in undistributed (income) loss
            of subsidiaries                                      (3,819)      2,499       (7,054)
         Amortization of organization costs                          11          11           11
         Stock appreciation rights                                   60          88            0
         Other, net                                                  46          99          (64)
               Net cash provided by operating activities            799       3,033          873
Cash flows from investing activities:
   Investment in BankIllinois Trust Company                           0      (2,000)           0
   Purchases of equity securities                                   (91)          0            0
               Net cash (used in) investing
                  activities                                        (91)     (2,000)           0
Cash flows from financing activities:
   Treasury stock transactions, net                                (649)          4         (179)
   Fractional shares purchased following stock dividend              (3)          0            0
   Cash dividends paid                                             (378)       (860)        (578)
               Net cash (used in) financing activities           (1,030)       (856)        (757)
Cash at beginning of year                                           493         316          200
Cash at end of year                                                $171        $493         $316

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
(16)    DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Management does not anticipate any significant losses as a result of these transactions.

   The following table summarizes these financial instruments and commitments (in thousands) at December 31, 1996 and 1995:

                                                      1996         1995
Financial instruments whose contract amounts
   represent credit risk:
      Commitments to extend credit                 $66,295      $52,700
      Standby letters of credit                      2,765        4,395

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.

   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The standby letters of credit are unsecured.

   The Company does not engage in the use of interest rate swaps, futures, forwards or options contracts.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
   Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995:

                                                             1996                     1995
                                                  CARRYING        FAIR      CARRYING       FAIR
                                                   AMOUNT        VALUE       AMOUNT       VALUE
Assets:
   Cash and cash equivalents                       $59,195      $59,195      $80,700     $80,700
   Investments in debt and equity securities       153,492      153,567       97,304      97,402
   Mortgage loans held-for-sale                      1,277        1,277        9,421       9,424
   Loans                                           280,281      279,951      311,519     308,071
   Accrued interest receivable                       4,517        4,517        4,443       4,443
                                                   498,762      498,507      503,387     500,040
Liabilities:
   Deposits                                        404,130      404,712      419,157     420,781
   Short-term borrowings                            43,941       43,946       36,273      36,211
   Federal Home Loan Bank advances                   9,000        9,083        9,000       9,338
   Accrued interest payable                          1,576        1,576        1,964       1,964
                                                  $458,647     $459,317     $466,394    $468,294

   Management's fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

   CASH AND CASH EQUIVALENTS
   The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

   INVESTMENTS IN DEBT AND EQUITY SECURITIES
   The fair value of investments in debt and equity securities is estimated based on bid prices received from securities dealers.

   LOANS
   Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 1996 and 1995. Estimated maturities are based upon the average remain-ing contractual lives for each loan classification. Fair value for non-performing loans is based on the use of discounted cash flow techniques.

   ACCRUED INTEREST RECEIVABLE
   The carrying value of accrued interest receivable approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

   DEPOSIT LIABILITIES
   The fair value of deposits with no stated maturity, such as non-interest-bearing and interest-bearing demand deposits and savings deposits is the amount payable on demand. The fair value of time deposits is based

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market nor the benefit derived from the customer relationship inherent in existing deposits.

   SHORT-TERM BORROWINGS
   The fair value of federal funds purchased and securities sold under agreements to repurchase is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on federal funds purchased and securities sold under agreements to repurchase with similar remaining maturities..

   FEDERAL HOME LOAN BANK ADVANCES
   The fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using rates on current FHLB advances with similar remaining maturities.

   ACCRUED INTEREST PAYABLE
   The carrying value of accrued interest payable approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

   COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT
   The fair value of commitments to extend credit is generally estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of commitments to extend credit and standby letters of credit approximates the balances of such commitments.

(17)    LITIGATION

   Various legal claims have arisen in the normal course of business, which, in the opinion of Company management, will not result in any mate-rial liability to the Company.

(18)    REGULATORY CAPITAL

   The Company and BankIllinois are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and BankIllinois' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BankIllinois must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and BankIllinois' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

   As of December 31, 1996, the most recent notification from the State of Illinois Office of Banks and Real Estate categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

   The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table:

                                                                                                 TO BE WELL
                                                                                             CAPITALIZED UNDER
                                                                            FOR CAPITAL      PROMPT CORRECTIVE
                                               ACTUAL                 ADEQUACY PURPOSES:    ACTION PROVISIONS:
                                               AMOUNT     RATIO       AMOUNT      RATIO      AMOUNT     RATIO
As of December 31, 1996:
   Total capital
      (to risk-weighted assets)
     Consolidated                              $56,104      17.7%    $25,340        8.0%        N/A
     BankIllinois                              $53,691      17.0%    $25,332        8.0%    $31,665      10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                              $52,125      16.5%    $12,670        4.0%        N/A
     BankIllinois                              $49,713      15.7%    $12,666        4.0%    $18,999       6.0%
   Tier I capital
      (to average assets)
     Consolidated                              $52,125      10.7%    $19,538        4.0%        N/A
     BankIllinois                              $49,713      10.2%    $19,451        4.0%    $24,313       5.0%

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        McGladrey & Pullen, LLP was the independent auditor for the fiscal year ended December 31, 1996. KPMG Peat Marwick LLP was the independent auditor for BankIllinois Financial Co. prior to the Merger. Geo. S. Olive & Co., LLC was the independent auditor for Central Illinois Financial Corporation prior to the Merger. Following the Merger, KPMG Peat Marwick LLP was selected to be CIFCI's independent auditor for the fiscal year ended December 31, 1995.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



DIRECTORS

                                    POSITION WITH THE COMPANY AND
NAME                    DIRECTOR    THE SUBSIDIARIES AND OCCUPATION
(AGE)                   SINCE <Fl>  FOR THE LAST FIVE YEARS

CLASS  I
(TERM  EXPIRES 1999)

David J. Downey         1992        Director of the Company;
(Age 55)                            President, The Downey
                                    Group, Inc. (estate
                                    planning, wealth transfer
                                    and executive compensation
                                    organization) (1963-present)

Van A. Dukeman          1994        Director, President and Chief
(Age 38)                            Operating Officer of the Company
                                    and the Bank; Director and President
                                    of BIF and BKI (1994-1995); Executive
                                    Vice President and Chief Investment
                                    Officer, First Busey Trust &
                                    Investment Co. (1991-1993); Executive
                                    Vice President, Busey Bank (1989-1991)

Gene A. Salmon          1991        Director of the Company;
(Age 52)                            President, Cross
                                    Construction, Inc. (1979-present)

James A. Sullivan       1984        Director of the Company;
(Age 69)                            Chief Executive Officer,
                                    Sullivan Chevrolet Company
                                    (1976-present)

CLASS II
(TERM EXPIRES 2000)

Robert J. Cochran       1987        Director of the Company;
(Age 56)                            Executive Vice President,
                                    General Counsel and
                                    Secretary of the Company and
                                    the Bank; President and Chief
                                    Executive Officer of BITCO; Senior
                                    Vice President, Trust Officer,
                                    Secretary and General Counsel,
                                    CIF (1987-1995)

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
Gregory B. Lykins       1994        Director, Chairman of the Board and
(Age 49)                            Chief Executive Officer of the Company
                                    and the Bank; Director, Chairman of
                                    the Board and Chief Executive Officer
                                    of BIF and BKI (1994-1995); President
                                    and Chief Financial Officer, First
                                    Busey Corporation (1984-1993);
                                    Chairman, President and Chief
                                    Executive Officer, First Busey Trust &
                                    Investment Co. (1992-1993)

August C. Meyer, Jr.    1962        Director of the Company;
(Age 59)                            President, Midwest
                                    Television Inc. (1976-present)

CLASS III
(TERM EXPIRES 1998)

Roy V. Van Buskirk      1991        Director of the Company;
(Age 66)                            President, Bacon and Van
                                    Buskirk Glass Company and
                                    Danville Bacon and Van
                                    Buskirk Glass Company, Inc.
                                    (1968-present)

George T. Shapland      1994        Director of the Company;
(Age 66)                            President, Shapland
                                    Management Co. (1990-present)


Dean R. Stewart         1984        Director of the Company;
(Age 68)                            Chairman of the Board, CIF
                                    (1991-1995); Chairman and
                                    Chief Executive Officer,
                                    Tri Star Marketing, Inc.
                                    (1974-present)

<F1>  Indicates year first elected to the board of directors of the Company, CIF, CNB, BIF or the Bank.

          All of the Company s directors will hold office for the terms indicated, or until their respective successors are duly elected and qualified, and all executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company s directors or executive officers have been selected for their respective positions. Non-employee directors of the Company received a $6,250 quarterly retainer for serving on the Boards of Directors and committees of the Company and certain of the Subsidiaries in 1996. Directors of the Company who are also employees of the Company were not separately compensated for service on such Boards or committees.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
BOARD COMMITTEES AND MEETINGS

     A total of 12 regularly scheduled and special meetings were held by the Board of Directors of the Company during 1996. The Board of Directors of the Company has established an Audit Committee, a Compensation Committee and an Ad Hoc committee. During 1996, all directors attended at least 75 percent of the meetings of the Board and the committees on which they served.

     Members of the Audit Committee are Messrs. Stewart (Chair), Meyer, Sullivan, Van Buskirk and Lykins (ex officio). The Audit Committee reports to the Board of Directors and has the responsibility to review and approve internal control procedures, accounting practices and reporting activities of the Subsidiaries. The committee also has the responsibility for establishing and maintaining communications between the Board and the independent auditors and regulatory agencies. The Audit Committee reviews with the independent auditors the scope of their examinations, with particular emphasis on the areas to which either the Audit Committee or the auditors believe special attention should be directed. It also reviews the examination reports of regulatory agencies and reports to the full Board regarding matters discussed therein. Finally, it oversees the establishment and maintenance of effective controls over the business operations of the Subsidiaries. The Audit Committee met four times in 1996.

     The members of the Compensation Committee are Messrs. Van Buskirk (Chair), Meyer, Stewart and Lykins (ex officio). The Compensation Committee reports to the Board of Directors and has responsibility for all matters related to compensation of executive officers of the Company, including review and approval of base salaries, review of salaries of executive officers compared to other financial services holding companies in the region, fringe benefits, including modification of the retirement plan, and incentive compensation. The Compensation Committee met two times in 1996.

     The members of the Ad Hoc Committee are Messrs. Van Buskirk (Chair), Downey, Lykins, Shapland and Stewart. The Ad Hoc Committee reviews compensation to be paid to the Company's directors for service on the Board of Directors and attendance at Board and committee meetings, reviews the Company's dividend policy and nominates persons to serve on the Company's Board of Directors. The Ad Hoc Committee will consider nominations to the Board of Directors submitted by stockholders if such nominations are made in writing to the committee and otherwise comply with Article 2, Section 14 of the Company's bylaws. The Ad Hoc Committee met one time in 1996.

EXECUTIVE OFFICERS

          The term of office for the executive officers of CIFCI is from the date of election until the next annual organizational meeting of the Board of Directors. The names and ages of the executive officers of CIFCI as of December 31, 1996, as well as the offices held by these officers on that date, other positions held with CIFCI and its subsidiaries and principal occupations for the past five years are set forth below.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                           POSITION WITH CIFCI AND
NAME                 AGE   SUBSIDIARIES AND PRINCIPAL OCCUPATION
Gregory B. Lykins    49    Chairman of the Board and Chief
                           Executive Officer of CIFCI and
                           BankIllinois; Director of BankIllinois
                           Trust Company.  Prior to the Merger,
                           Mr. Lykins served as Chairman of the
                           Board and Chief Executive Officer of
                           BankIllinois Financial Co. and
                           BankIllinois.  Mr. Lykins was President
                           and Chief Financial Officer of First
                           Busey Corporation, a bank holding
                           company in Urbana, Illinois, and had
                           been Chairman, President and Chief
                           Executive Officer of First Busey Trust &
                           Investment Co., a trust company
                           subsidiary of First Busey Corporation,
                           prior to joining BankIllinois Financial
                           Co.

Van A. Dukeman       38    Director, President and Chief Operating
                           Officer of CIFCI and BankIllinois;
                           Director, BankIllinois Trust Company.
                           Prior to the Merger, Mr. Dukeman
                           served as President and director of
                           BankIllinois Financial Co.  Mr.
                           Dukeman was Executive Vice President
                           and Chief Investment Officer of First
                           Busey Trust & Investment Co. prior to
                           joining BankIllinois Financial Co.

Robert J. Cochran    55    Director of CIFCI and Executive Vice
                           President, Secretary and General
                           Counsel of CIFCI and BankIllinois and
                           Chairman, President and Chief Executive
                           Officer of BankIllinois Trust Company.
                           Prior to the Merger, Mr. Cochran served
                           as Director, Senior Vice President,
                           Secretary and General Counsel of
                           Central Illinois Financial Corporation
                           and Senior Vice President, Trust
                           Officer, Secretary and General Counsel
                           of The Champaign National Bank.

David B. White       45    Executive Vice President and Chief
                           Financial Officer of CIFCI and
                           BankIllinois.  Prior to the Merger, Mr.
                           White served as Executive Vice
                           President and Chief Financial Officer of
                           BankIllinois.  Mr. White was Senior
                           Vice President and Chief Financial
                           Officer of Bank One, Champaign-Urbana,
                           Illinois, prior to joining
                           BankIllinois Financial Co.

Charles R. Eyman     50    Executive Vice President of BankIllinois.
                           Prior to the Merger, Mr. Eyman served
                           as Senior Vice President of The
                           Champaign National Bank.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
Mary E. Slack        40    Executive Vice President of BankIllinois.
                           Prior to the Merger, Ms. Slack served as
                           Executive Vice President of BankIllinois.
                           Ms. Slack was Senior Vice President of
                           First Busey Securities, Inc., a securities
                           brokerage subsidiary of Busey Bank,
                           Urbana, Illinois, prior to joining
                           BankIllinois Financial Co.

Larry J. Kallembach  40    Executive Vice President and Cashier of
                           BankIllinois.  Prior to the Merger, Mr.
                           Kallembach served as Senior Vice
                           President and Cashier of The Champaign
                           National Bank.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
ITEM 11.    EXECUTIVE COMPENSATION

CASH COMPENSATION

       The following table shows the compensation earned during the two most recently completed fiscal years by the Chief Executive
Officer and the four other most highly compensated executive officers of CIFCI (including those employed by CIFCI's subsidiaries) whose 1996 salary and bonus exceeded $100,000:

                                                    SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                               COMPENSATION
                                               ANNUAL COMPENSATION                                 AWARDS
(a)                              (b)          (c)               (d)                 (g)              (i)

                                                            SECURITIES           ALL OTHER
NAME AND                                                    UNDERLYING         COMPENSATION
PRINCIPAL POSITION              YEAR    SALARY($) <F1>       BONUS($)        OPTIONS/SARS (#)     ($) <F2>

Gregory B. Lykins,
Chairman of the Board           1995       $175,000          $55,000                --             $18,993
and Chief Executive Officer     1996        180,000           35,000                --              17,177

Van A. Dukeman,
President and Chief             1995        115,000           40,000                --              15,559
Operating Officer               1996        127,000           30,000                                12,540

Robert J. Cochran,
Executive Vice President        1995        108,625           15,000                --              14,872
and General Counsel             1996        118,500           12,000                                11,254

David B. White,
Executive Vice President        1995         90,000           16,350                --              11,368
and Chief Financial Officer     1996         95,000           12,000                                 9,080

Charles R. Eyman,               1995         91,500           15,000                --              13,540
Executive Vice President        1996         95,000           12,000                                 9,208

<F1>  Includes amounts deferred and, with respect to Mr. Lykins, includes amounts received for service as Chairman of the Board of the company.

<F2>  The total amounts in this column reflect CIFCI's contributions under its 401(K) Plan, Non-Qualified Retirement Plan, Profit Sharing Plan and amounts paid for premiums on insurance policies with respect to each named executive officer. These amounts were $4,500, $1,443, $10,500 and $2,550 for Mr. Lykins for 1995 and $3,238, $3,189, $7,500 and $3,250 for 1996; $3,820,
$929, $10,500 and $310 for Mr. Dukeman for 1995 and $3,162, $1,493, $7,500
and $385 for 1996; $1,452, $0.00, $11,618 and $1,802 for Mr. Cochran for 1995
and $2,756, $1,517, $6,489 and $492 for 1996; $2,615, $1,255, $7,498 and
$0.00 for Mr. White for 1995 and $2,248, $1,510, $5,045 and $277 for 1996;
and $1,247, $0.00, $9,978 and $2,315 for Mr. Eyman for 1995 and $2,254,
$1,300, $5,268 and $386 for 1996.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
Stock Option Information

  No stock options were granted by CIFCI during 1996. The following table sets forth certain information concerning the exercisable and nonexercisable stock options at December 31, 1996, held by the individuals named in the Summary Compensation Table:

                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                      Shares                         Number of Securities
                     Acquired                       Underlying Unexercised            Value of Unexercised In-
                        on           Value             Options at FY-End                  the-Money Options
Name                 Exercise      Realized               (#)(d) <F1>                     at FY-End ($)(e)
(#)(a)                (#)(b)        ($)(c)           Exercisable Unexercisable        Exercisable    Unexercisable
Gregory B. Lykins       ---          $---             105,945         ---              $890,997           ---
Van A. Dukeman          ---           ---             105,945         ---               890,997           ---
Robert J. Cochran       ---           ---               2,720         ---                17,462           ---
David B. White          ---           ---              10,595         ---                89,104           ---
Charles R. Eyman        ---           ---               2,720         ---                17,462           ---

<F1>  Represents options granted prior to the Merger and converted into the right to purchase Company Common Stock at the effective date of the Merger.

EMPLOYMENT AGREEMENTS

       CIFCI has entered into employment agreements with certain of its executive officers, including each of the executive officers named in the Summary Compensation Table. Each employment agreement provides for an initial term of one year and, at the end of its initial term as well as any subsequent term, is automatically extended for one year until either CIFCI or the employee gives written notice to the contrary. Each agreement terminates upon the employee's death, disability, discharge for cause or in the event of "constructive discharge" or a change of control (as defined in the employment agreements). The employment agreements are also terminable by the employee upon 90 days' notice to CIFCI.

       The employment agreements set forth the salaries, bonuses and benefits to be provided to the respective officer and provide for severance payments in the event employment is terminated by CIFCI without cause or in the event of "constructively discharge" (as defined in the employment agreements). The "severance payment" each officer would be entitled to receive in such a case equals the sum of the applicable base salary, the officer's most recent performance bonus and the value of contributions under retirement and employee benefit plans that would have been made through the term of the agreement. Mr. Lykins and Mr. Dukeman (or their estates) are also entitled to receive such severance payment in the event of termination because of disability or death.

       In the event employment is terminated within one year of a change of control (as defined in the agreements), or at any time by CIFCI or its successor for any reason other than death or disability, the affected officer would be entitled to receive similar amounts. The amounts payable upon a change of control are subject to reduction, if necessary, to prevent certain adverse tax treatment.

       The employment agreements also provide that the respective officer may not compete within a 50-mile radius of CIFCI's main office, or against CIFCI or any successor, for one year following the termination of their employment agreement. Each employment agreement also requires CIFCI to indemnify and to advance certain legal expenses to the covered employee to the maximum extent permitted by law.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Compensation Committee of CIFCI establishes compensation and benefits for the Chief Executive Officer and reviews and recommends compensation and benefits for other officers and employees of the Bank. During 1996, no executive officer of CIFCI served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Bank's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Bank's Compensation Committee or (iii) the compensation committee of another entity in which one of

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
the executive
officers of such entity served as a member of CIFCI's Board of Directors. During 1996, the Company incurred approximately $67,200 in advertising costs through a television station owned by Midwest Television, Inc. ("Midwest"). Mr. Meyer, a director of the Company and a member of the Compensation Committee, serves as a director and President of Midwest. Management believes that the terms of these transactions for advertising and the coverage afforded by the media owned by Midwest were no less favorable to the Company than would have been obtained from non-affiliated parties.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

 The following table sets forth certain information regarding the Company s Common Stock beneficially owned on March 17, 1997 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company Common Stock, each director and nominee and all directors and executive officers of the Company as a group.

NAME OF INDIVIDUAL AND            AMOUNT AND NATURE OF        PERCENT
NUMBER OF PERSONS IN GROUP      BENEFICIAL OWNERSHIP<F1>     OF CLASS

DIRECTORS AND NOMINEES
Robert J. Cochran                       37,831 <F2>              <F10>
David J. Downey                        280,144                5.7%
Van A. Dukeman                         160,186 <F3>           3.2%
Gregory B. Lykins                      371,016 <F4>           7.4%
August C. Meyer, Jr.                 1,492,851 <F5>          30.5%
Gene A. Salmon                          74,146                1.5%
George T. Shapland                     265,543                5.4%
Dean R. Stewart                         17,896 <F6>              <F10>
James A. Sullivan                       26,236                   <F10>
Roy V. Van Buskirk                      22,923                   <F10>

NAMED EXECUTIVE OFFICERS

Charles R. Eyman                         9,749 <F7>              <F10>
David B. White                          11,440 <F8>              <F10>

All directors and executive
officers as a group
(14 persons)<F9>                     2,803,027               54.5%

<F1>     The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares shall not constitute an admission of beneficial ownership or voting or investment power over such shares.

<F2>     Includes 2,930 shares obtainable through the exercise of options considered presently exercisable, over which shares Mr. Cochran has no voting and sole investment power. Also includes 1,734 shares held by Mr. Cochran's spouse, over which shares Mr. Cochran has no voting or investment power.

<F3>     Includes 106,155 shares obtainable through the exercise of options considered presently exercisable, over which shares Mr. Dukeman has no voting and sole investment power.

<F4>     Includes 106,155 shares obtainable through the exercise of options considered presently exercisable, over which shares Mr. Lykins has no voting and sole investment power. Also includes 6,300 shares over which Mr. Lykins has shared voting and sole investment power.

<F5>     Represents shares held by certain trusts for which Mr. Meyer serves as trustee. Mr. Meyer exercises sole voting and investment power over such shares. Also represents 52,975 shares held by Mr. Meyer's spouse. Mr. Meyer disclaims beneficial ownership over all such shares.

<F6>     Includes 9,248 shares held jointly with Mr. Stewart's spouse, over which shares Mr. Stewart has shared voting and investment power.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
<F7>     Includes 2,930 shares obtainable through the exercise of options considered presently exercisable, over which shares Mr. Eyman has no voting and sole investment power.

<F8>     Includes 10,805 shares obtainable through the exercise of options considered presently exercisable, over which shares Mr. White has no voting and sole investment power.

<F9>     Includes 241,386 shares subject to options exercisable within 60 days of the date of the information provided in the table.

<F10>    Less than one percent.

AMENDED AND RESTATED SHAREHOLDERS' AGREEMENT

 Certain principal stockholders of the Company have executed an Amended and Restated Shareholders' Agreement (the "Shareholders' Agreement"). The Shareholders' Agreement affects the purchase and sale of the capital stock of the Company owned by the parties thereto. The parties to the agreement are August C. Meyer, Jr. and certain related entities, David J. Downey, George T. Shapland, Gregory B. Lykins and Van A. Dukeman (the "Parties").

 The Shareholders' Agreement provides that the Parties to the Shareholders' Agreement may not make voluntary transfers of their shares of Company stock except for transfers to each other, family transfers, certain pledges and certain open market sales. In addition, involuntary transfers occurring upon death are permitted. Parties to the Shareholders' Agreement are permitted to sell shares on the open market, but only after the other Parties have elected not to exercise a right of first refusal to purchase the shares. Also, in the event any Party to the Shareholders' Agreement purchases shares from any third party, the purchasing stockholder must allow the other Parties the right to purchase a proportionate amount of such shares.

 Commencing three years after the Merger, each Party to the Shareholders' Agreement other than August C. Meyer Jr. will have the right to put his shares to Mr. Meyer, in which event Mr. Meyer will be obligated to purchase all such shares subject to the rights of the other Parties to join in the purchase on a proportionate basis. Puts may be exercised prior to the expiration of the three-year period following the Merger only in the event of the death of a Party. In any case, if a put is exercised, and within 18 months thereafter there is a sale of the Company, any profits realized on the sale of the put shares must be repaid to the Party that previously exercised the put.

 The Shareholders' Agreement will terminate ten years after it becomes effective. It also will terminate upon a sale, dissolution or liquidation of the Company or upon the written agreement of the Parties.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Directors and officers of the Company and the Subsidiaries and their associates were customers of, and had transactions with, the Company and the Subsidiaries during 1996. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. During 1996, the Company incurred approximately $67,200 in advertising costs through a television station owned by Midwest Television, Inc. ("Midwest"). Mr. Meyer, a director of the Company, serves as a director and President of Midwest. Management believes that the terms of these transactions for advertising and the coverage afforded by the media owned by Midwest were no less favorable to the Company than would have been obtained from non-affiliated parties.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

       See page 29.

(a)(2) Financial Statement Schedules

       N/A

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
(a)(3) Schedule of Exhibits

       The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.


(b)    Reports on Form 8-K

       CIFCI did not file any Current Reports on Form 8-K during the fourth quarter of 1996.


(c)    Exhibits

       The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

(d)    Financial Data Schedule

       Exhibit 27.1

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.


By:     /s/ Gregory B. Lykins
Chairman and Principal Executive Officer

By:     /s/ David B. White
Executive Vice President and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.


By:     /s/ Gregory B. Lykins
Chairman, CEO and Director


By:     /s/ Van A. Dukeman
President, COO and Director


By:     /s/ Robert J. Cochran
Executive Vice President and Director


By:     /s/ David J. Downey
Director


By:     /s/ August C. Meyer, Jr.
Director


By:     /s/ Gene A. Salmon
Director


By:     /s/ George T. Shapland
Director


By:     /s/ Myron J. Sholem
Director


By:     /s/ Dean R. Stewart
Director


By:     /s/ James A. Sullivan
Director


By:     /s/ Roy V. Van Buskirk
Director


By:     /s/ David B. White
Executive Vice President and Chief
 Financial Officer

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                               CENTRAL ILLINOIS FINANCIAL CO., INC.

                                                          EXHIBIT INDEX
                                                                TO
                                                    ANNUAL REPORT ON FORM 10-K

                                                                                  INCORPORATED
EXHIBIT                                   HEREIN BY                               FILED          SEQUENTIAL
NO.       DESCRIPTION                     REFERENCE TO                            HEREWITH       PAGE NO.
3.1       Amended and Restated            Exhibit 3.1 to the Form 10-K filed
          Certificate of                  with the Commission April 1,
          Incorporation of Central        1996 (SEC File No. 33-90342)
          Illinois Financial Co.,
          Inc.

3.2       Bylaws of Central Illinois      Exhibit 3.2 to the Form 10-K filed
          Financial Co., Inc.             with the Commission April 1,
                                          1996 (SEC File No. 33-90342)

4.1       Amended and Restated            Exhibit 4.1 to the Registration
          Shareholders'                   Statement on Form S-4 filed with
          Agreement, dated as of          the Commission March 15, 1995,
          December 13, 1994,              as amended (SEC File
          among certain                   No. 33-90342)
          shareholders of Central
          Illinois Financial Co.,
          Inc.

10.1      Employment Agreement            Exhibit 10.3 to the Registration
                                          Statement on Form S-4 filed with
                                          for Gregory B. Lykins
                                          the Commission March 15, 1995,
                                          as amended (SEC File No. 33-
                                          90342)

10.2      Employment Agreement            Exhibit 10.4 to the Registration
                                          Statement on Form S-4 filed with
                                          for Van A. Dukeman
                                          the Commission March 15, 1995,
                                          as amended (SEC File
                                          No. 33-90342)

10.3      Employment Agreement            Exhibit 10.5 to the Registration
          for David B. White              Statement on Form S-4 filed with
                                          the Commission March 15, 1995,
                                          as amended (SEC File
                                          No. 33-90342)

10.4      Employment Agreement            Exhibit 10.5 to the Form 10-K
          for Robert J. Cochran           filed with the Commission on
                                          April 1, 1996 (SEC File
                                          No. 33-90342)

10.5      Employment Agreement            Exhibit 10.7 to the Form 10-K
          for Larry J. Kallembach         filed with the Commission on
                                          April 1, 1996 (SEC File
                                          No. 33-90342)

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
10.6      Employment Agreement            Exhibit 10.8 to the Form 10-K
          for Charles R. Eyman            filed with the Commission on
                                          April 1, 1996 (SEC File
                                          No. 33-90342)

10.7      Employment Agreement            Exhibit 10.9 to the Form 10-K
          for Mary E. Slack               filed with the Commission on
                                          April 1, 1996 (SEC File
                                          No. 33-90342)

21.1      Subsidiaries of the
          Registrant                                                              X

23.1      Consent of KPMG Peat
          Marwick, LLP                                                            X

23.2      Consent of Geo. S. Olive
          & Co., LLC                                                              X

23.3      Consent of McGladrey &
          Pullen, LLP                                                             X

27.1      Financial Data Schedule                                                 X

99.1      Manually Signed
          Auditors' Report from
          KPMG Peat Marwick,
          LLP                                                                     X

99.2      Manually Signed
          Auditors' Report from
          McGladrey & Pullen,
          LLP                                                                     X

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =