Form 10-Q
period 1997-03-31
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1997-05-15
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1997

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
   YES   X     NO

Indicate the number of shares outstanding of the registrant's common stock, as of May 1, 1997:

   Central Illinois Financial Co., Inc. Common Stock                  4,898,497

Page 1
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

TABLE OF CONTENTS
    PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements                                   3

   Item 2.  Management's Discussion of Financial
                Condition and Results of Operations                7

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                     15

   Item 2.  Changes in Securities                                 15

   Item 3.  Defaults Upon Senior Securities                       15

   Item 4.  Submission of Matters to a Vote of
                   Security Holders                               15

   Item 5.  Other Information                                     15

   Item 6.  Exhibits and Reports on Form 8-K                      15

SIGNATURES 16
Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 1997 and December 31, 1996
(Unaudited, in thousands, except per share data)

                                                       Mar. 31,   Dec. 31,
                                                         1997       1996
ASSETS
Cash and due from banks                                $18,859     $31,195
Federal funds sold                                       8,700      28,000
Investments in debt and equity securities:
  Available-for-sale, at estimated
  market value                                         141,152     129,927
  Held-to-maturity, estimated market
      value of $23,845 at March 31, 1997
      and $21,945 at December 31, 1996                  23,922      21,870
  Non-marketable equity securities                       1,695       1,695
Mortgage loans held-for-sale                               820       1,277
Loans, net of allowance for loan
      losses of $5,666 and $5,587 at
      March 31, 1997 and December 31, 1996
      respectively                                     293,490     280,281
Premises and equipment                                  10,497      10,717
Accrued interest receivable                              4,727       4,517
Other assets                                             5,991       5,961
         Total assets                                 $509,853    $515,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand - noninterest bearing                      $51,927     $64,837
     Demand - interest bearing                         136,543     127,414
     Savings                                            18,383      17,787
     Time deposits $100 and over                        33,516      35,550
     Other time                                        155,511     158,542
       Total deposits                                  395,880     404,130
   Federal funds purchased and
       securities sold under repurchase
       agreements                                       45,977      43,941
   Federal Home Loan Bank advances                       9,000       9,000
   Accrued interest payable                              1,525       1,576
   Other liabilities                                     5,042       4,697
         Total liabilities                             457,424     463,344

Stockholders' equity:
   Common stock, $0.01 par value;
     6,500,000 shares authorized:
     4,958,891 shares issued                                50          50
   Paid in capital                                      19,134      19,123
   Retained earnings                                    34,893      33,681
   Unrealized loss on securities
      available-for-sale                                  (783)       (109)
                                                        53,294      52,745
   Less: treasury stock, at cost,
     60,394 and 46,400 shares at
     March 31, 1997 and December 31, 1996,
     respectively                                         (865)       (649)

         Total stockholders' equity                     52,429      52,096

         Total liabilities and
             stockholders' equity                     $509,853    $515,440

See accompanying notes to condensed consolidated financial statements.

Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 1997 and 1996
(Unaudited, in thousands, except per share data)

Interest income:                                          1997       1996
   Interest and fees on loans                            $6,350     $6,816
   Interest and dividends on investments in debt
      and equity securities:
      Taxable                                            2,464       1,304
      Tax-exempt                                            75          97
   Interest on federal funds sold and interest-bearing
      deposits                                             217         774
         Total interest income                           9,106       8,991

Interest expense:
   Deposits                                              3,986       3,927
   Federal funds purchased and securities sold under
      repurchase agreements                                536         544
   Federal Home Loan Bank advances                         147         149
         Total interest expense                          4,669       4,620
         Net interest income                             4,437       4,371
Provision for loan losses                                   75         150
         Net interest income after provision for
             loan losses                                 4,362       4,221

Noninterest income:
   Trust fees                                              496         545
   Service charges on deposit accounts                     165         187
   Gains on sale of debt securities                          3           0
   Gain (Loss) on sales of mortgage loans
       held-for-sale, net                                   44          (7)
   Other                                                   382         368
         Total noninterest income                        1,090       1,093

Noninterest expense:
   Salaries and employee benefits                        2,005       2,036
   Net occupancy                                           373         374
   Equipment                                               222         259
   Data processing                                         183         192
   Federal deposit insurance premiums                       11           1
   Other                                                   849         972
         Total noninterest expense                       3,643       3,834

         Income before income taxes                      1,809       1,480
Income taxes                                               597         477
         Net income                                     $1,212      $1,003

Per share data:
      Net income                                         $0.24       $0.20

      Weighted average shares of common stock and
         equivalents outstanding                     4,997,448   5,019,526

See accompanying notes to condensed consolidated financial statements.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending March 31, 1997 and 1996
(Unaudited, in thousands)

                                                           1997        1996
Cash flows from operating activities:
   Net income                                           $1,212      $1,003
   Adjustments to reconcile net income to net
      cash provided by operating activities
      Depreciation and amortization                        283         284
      Amortization of bond premiums, net                     7          61
      Provision for loan losses                             75         150
      (Gain) loss on sales of loans, net                   (44)          7
      Loss on sale of premises and equipment, net            3           0
      Change in valuation allowance on premises
         and equipment                                     131           0
      (Increase) decrease in accrued interest receivable  (210)        173
      Decrease in accrued interest payable                 (51)       (282)
      Increase  in other assets                            (42)        (93)
      Increase in other liabilities                        693          80
      Decrease (increase) in mortgage loans
         held-for-sale                                     501        (203)
      Stock appreciation rights                             11           0
              Net cash provided by operating activities  2,569       1,180

Cash flows from investing activities:
      Net decrease (increase) in loans                 (13,284)     21,303
      Proceeds from maturity of investments in
         debt securities:
           Held-to-maturity                              3,337       6,588
           Available-for-sale                           10,000      14,321
      Purchases of investments in debt and equity
         securities:
           Held-to-maturity                             (5,477)          0
           Available-for-sale                          (22,440)    (30,016)
      Principal paydowns from mortgage-backed and
         mortgage-related securities:
           Held-to-maturity                                 74         109
           Available-for-sale                              200         620
      Purchases of premises and equipment                 (185)       (383)
              Net cash (used in) provided by
                  investing activities                 (27,775)     12,542

Cash flows from financing activities:
         Net decrease in demand and savings deposits    (3,185)     (5,734)
         Net decrease in time deposits $100 and over    (2,034)     (7,343)
         Net decrease in other time deposits            (3,031)     (8,225)
         Net increase in federal funds purchased and
            securities sold under repurchase agreements  2,036       3,370
         Dividends paid                                      0        (378)
         Treasury stock transactions, net                 (216)          0
              Net cash used in financing activities     (6,430)    (18,310)

              Net decrease in cash and cash
                 equivalents                           (31,636)     (4,588)
Cash and cash equivalents at beginning of period        59,195      80,700
Cash and cash equivalents at end of period             $27,559     $76,112

Supplemental disclosures of cash flow information
         Cash paid during the year for:
            Interest                                    $4,720      $4,902

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

   In the opinion of management, the condensed consolidated financial statements of Central Illinois Financial Co., Inc. (the "Company") and subsidiaries as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997.


NOTE 2.  NEW ACCOUNTING RULES AND REGULATIONS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. (Diluted earnings per share will be computed in the same manner used by the Company in computing earnings per share.) SFAS 128 will be effective for the Company's 1997 annual report. If SFAS 128 had been in effect during the first quarter of 1997, basic earnings per share would have been $0.24 per share and diluted earnings per share would have been $0.24 per share.
Page 6
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
      ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

   Total assets decreased $5,587,000, or 1.1%, from $515,440,000 at December 31, 1996 to $509,853,000 at March 31, 1997. Decreases in cash and due from banks, federal funds sold, and mortgage loans held-for-sale, offset somewhat by increases in loans, securities available-for-sale, and securities held-to-maturity, resulted in the decrease in assets.

   Federal funds sold decreased $19,300,000, or 68.9%, at March 31, 1997 compared to December 31, 1996. This decrease was a result of excess federal funds sold being used to purchase securities available-for-sale as well as fund an increase in loans.

   The decrease in cash and due from banks of $12,336,000, or 39.5%, at March 31, 1997 compared to December 31, 1996 was attributable to a smaller dollar amount of deposit items in process of collection at March 31, 1997 compared to December 31, 1996.

   Investments in securities available-for-sale increased $11,225,000, or 8.6%, at March 31, 1997 compared to December 31, 1996. Investments in securities held-to-maturity increased $2,052,000, or 9.4%, at March 31, 1997 compared to December 31, 1996. These increases were a result of management's decision to shift assets into investment securities that yield a higher rate of return than federal funds sold.

   Loans increased $13,209,000, or 4.7%, from December 31, 1996 to March
31, 1997. Included in this change was an increase of $14,587,000, or 21.1%, in commercial real estate and an increase of $1,342,000, or 2.3%, in residential real estate. Somewhat offsetting these increases were a $2,204,000, or 2.0%, decrease in commercial loans and a $437,000, or 0.9%, decrease in consumer loans. The increase in loans was due to strong loan demand, especially in the commercial real estate area.

   Total deposits decreased $8,250,000, or 2.0%, from $404,130,000 at December 31, 1996 to $395,880,000 at March 31, 1997. The decrease included a $12,910,000, or 19.9%, decrease in noninterest bearing demand deposits, a $2,034,000, or 5.7%, decrease in time deposits $100,000 and over, and a decrease of $3,031,000, or 1.9%, in other time deposits. These decreases were offset by an increase of $9,129,000, or 7.2%, in interest bearing demand deposits and an increase of $596,000, or 3.4%, in savings deposits. The decrease in deposits was attributable to management's continued emphasis on appropriate pricing in a competitive market as well as seasonal run-off. Total deposits were $397,855,000 at March 31, 1996 compared to $395,880,000 at March 31, 1997.


Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CAPITAL

        Total stockholders' equity increased $333,000 from December 31, 1996 to March 31, 1997. The change is summarized as follows:

                                            (IN THOUSANDS)
Stockholders' equity, December 31, 1996       $52,096
Net income                                      1,212
Purchase of treasury stock                      (216)
Stock appreciation rights                          11
Change in unrealized (loss) on securities
     available-for-sale                         (674)
Stockholders' equity, March 31, 1997          $52,429

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1997, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

   As of March 31, 1997, the most recent notification from the State of Illinois Office of Banks and Real Estate categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                           To be well
                                                                                      capitalized under
                                                                  For capital         prompt corrective
                                                 Actual       adequacy purposes:     action provisions:
                                          Amount     Ratio      Amount     Ratio       Amount     Ratio
As of March 31, 1997:
   Total capital
      (to risk-weighted assets)
     Consolidated                        $57,270     17.4%     $26,287      8.0%          N/A
     BankIllinois                        $53,802     16.4%     $26,247      8.0%      $32,808     10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                        $53,143     16.2%     $13,144      4.0%          N/A
     BankIllinois                        $49,682     15.1%     $13,123      4.0%      $19,685      6.0%
   Tier I capital
      (to average assets)
     Consolidated                        $53,143     10.4%     $20,456      4.0%          N/A
     BankIllinois                        $49,682      9.8%     $20,372      4.0%      $25,465      5.0%

     The concept of interest sensitivity attempts to gauge exposure of BankIllinois' net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of BankIllinois to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. BankIllinois must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. BankIllinois monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods.

     BankIllinois' asset and liability management policy addresses interest rate sensitivity and liquidity in terms of operating ranges for BankIllinois' gap ratios and establishes maximum limits on the size of gaps. The policy states that the cumulative ratio of rate-sensitive assets to rate-sensitive liabilities for the 12-month period should fall within a range of 0.80-1.00 to 1.20-1.00.

Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The following table presents the Company's interest rate sensitivity at various intervals at March 31, 1997:

RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
(dollars in thousands)
                                            1-30     31-90    91-180   181-365      Over
                                            Days      Days      Days      Days    1-year     Total
Interest earning assets:

   Federal funds sold                      $8,700      $--       $--       $--       $--     $8,700
   Debt and equity securities <F1>          6,097    10,790    16,140    28,244   105,498   166,769
   Loans <F2>                              79,021    25,391    23,702    38,275   127,921   294,310
    Total interest earning assets          93,818    36,181    39,842    66,519   233,419   469,779
Interest bearing liabilities:

   Savings and interest-bearing

     demand deposits                     $154,926      $--       $--       $--       $--   $154,926
   Time deposits                           14,541    22,718    21,630    37,147    92,991   189,027
   Federal funds purchased and securities

     sold under repurchase agreements      40,228     5,113       166       320       150    45,977
   Federal Home Loan Bank advances            --        --        --      2,000     7,000     9,000
    Total interest bearing liabilities    209,695    27,831    21,796    39,467   100,141   398,930
Net asset (liability) funding gap        (115,877)    8,350    18,046    27,052   133,278    70,849
Repricing gap                                0.45      1.30      1.83      1.69      2.33      1.18
Cumulative repricing gap                     0.45      0.55      0.65      0.79      1.18      1.18

<F1>  Debt and equity securities include securities available-for-sale.
<F2>  Loans include mortgage loans held-for-sale.

   At March 31, 1997, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,159,000 in the 1-30 days category and $1,075,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.


LIQUIDITY

   The Company was able to meet liquidity needs during the first three months of 1997. A review of the condensed consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $31,636,000 from December 31, 1996 to March 31, 1997. This decrease came from net cash used in financing and investing activities offset by cash provided by operating activities. Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Net cash provided by operating activities reflects net earnings plus or minus certain noncash and other adjustments to arrive at net cash provided by operating activities. In the three-month period ended March 31, 1997, net cash provided by operating activities was $1,389,000 more than the net cash provided by operating activities for the same period in 1996. The primary reason for the increase in 1997 over 1996 was that mortgage loans held-for-sale decreased by $501,000 during the first three months of 1997 compared to an increase of $203,000 during the same period during 1996, a $704,000 decrease. Other liabilities increased $693,000 during the first three months of 1997, compared to an increase of $80,000 during the same period in 1996, a $613,000 change. In addition, accrued interest payable decreased $51,000 during the first three months of 1997 compared to a decrease of $282,000 during the same period in 1996, a $231,000 change. A change in the valuation allowance on premises and equipment of $131,000 during the first three months of 1997 also positively affected cash provided by operating activities. The allowance is for the anticipated loss on the closing of the Champaign Money Market branch in May 1997. Cash provided by operating activities was also positively affected by an increase in net income of $209,000 and negatively affected by a decrease in provision for loan losses to $75,000 during the first three months of 1997 from $150,000 during the same period in 1996. Cash provided by operating activities was somewhat offset by an increase in accrued interest receivable of $210,000 during the first three months of 1997 compared to a decrease of $173,000 during the same period in 1996, a change of $383,000.

   Net cash used in investing activities was $27,775,000 for the three-month period ended March 31, 1997 compared to cash provided of $12,542,000 for the same period in 1996. Loans increased $13,284,000 during the three-month period ended March 31, 1997, compared to a $21,303,000 decrease in loans during the same period in 1996. Purchases of investments in debt and equity securities available-for-sale were $22,440,000 compared to purchases of $30,016,000 during the same period in 1996, a change of $7,576,000. Purchases of investments in debt and equity securities held-to-maturity during the first three months of 1997 used $5,477,000 of cash to compared to no purchases during the same period in 1996. These uses of cash were somewhat offset by proceeds from maturities of investments in debt securities available-for-sale of $10,000,000 during the first three months of 1997 compared to $14,321,000 for the same period in 1996, a change of $4,321,000. Also offsetting the uses of cash were proceeds from maturity of investments in held-to-maturity debt securities of $3,337,000 during the first three months of 1997 compared to $6,588,000 during the same period in 1996, a change of $3,251,000.

   Net cash used in financing activities for the first three months of 1997 was $6,430,000 compared to cash used of $18,310,000 during the same period in 1996. Included in the decrease in cash used was a decrease in total deposits of $8,250,000 during the first three months of 1997 compared to a decrease of $21,302,000 during the same period in 1996, a change of $13,052,000. The decrease in deposits in 1997 was somewhat offset by an increase in federal funds purchased and securities sold under repurchase agreements of $2,036,000 in 1997. Federal funds purchased and securities sold under repurchase agreements increased $3,370,000 during the same period in 1996.


Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,666,000 at March 31, 1997 compared to $5,587,000 at December 31, 1996. Although the allowance for loan loss balance rose by $79,000 from December 31, 1996 to March 31, 1997, the allowance for loan losses as a percentage of total loans decreased slightly from 1.95% to 1.89% as total loans increased during the first quarter.

   The allowance for loan losses as a percentage of nonperforming loans was 109% at March 31, 1997 compared to 212% at December 31, 1996. This reduction was due to the addition of loans totaling $2,648,489 secured by an office building and parking lots located near the Bank's main offices to non-accrual status during the first quarter. These loans had been previously identified by management as potential problem assets and a specific allocation had been assigned to absorb any anticipated loss. In April 1997, both the loans on the office building and parking lots were removed from the non-accrual loan category. During April, the Bank exercised an option to acquire the parking lots and has recorded an increase in premises and equipment of $420,000 during the second quarter. In addition, approximately $1,834,000, representing the loan balance on the office building, net of deferred gain offset somewhat by additional costs was transferred to other real estate.
The Bank is actively attempting to lease and/or sell the office building. Management remains confident that problem assets have been effectively identified and that the allowance for loan losses remains adequate to absorb possible losses in the portfolio.


                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

   Net income for the first three months of 1997 was $1,212,000, a $209,000, or 20.8%, increase from the first three months of 1996. Net income per share increased $0.04, or 20.0%, to $0.24 in the first three months of 1997 from $0.20 in the same period of 1996.

   Net interest income was $66,000, or 1.5% higher for the first three months of 1997 compared to 1996. Total interest income was $115,000, or 1.3% higher in 1997 compared to 1996, and interest expense increased $49,000, or 1.1%. The increase in interest income was primarily due to an increase in average earning assets as well as a shift of assets into higher yielding investments. The increase in interest expense was primarily due to higher interest rates on interest bearing liabilities.

   The increase in total interest income included an increase of $980,000, or 83.7%, on securities available-for-sale and an increase of $186,000, or 191.8%, on taxable securities held
Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
      -to-maturity.  The increase in interest income on securities was somewhat offset by decreases in interest income on federal funds sold of $557,000, or 72.0%, which was reflective of moving funds into higher yielding investment alternatives. Also offsetting the increase in investment income was a decrease in total loan interest income of $466,000, or 6.8% due to continued focus on maintaining a loan portfolio that is both profitable and high quality.

   The provision for loan losses recorded was $75,000 during the first three months of 1997. This was $75,000, or 50.0%, less than the amount recorded during the first three months of 1996. Management has expended considerable time since the merger in 1995 evaluating the credit quality of the Company's loan portfolio and standardizing its credit analysis procedures and standards. The provision during the first three months of 1997 was based on management's analysis of the Bank's loan portfolio and adequacy of allowance for loan losses.

   Total other income decreased $3,000, or 0.3%, during the first three months of 1997 compared to the first three months of 1996. Included in this decrease were decreases of $49,000, or 9.0%, in trust fees, and $22,000, or 11.8%, in service charges on deposit accounts. Somewhat offsetting those decreases was an increase of $51,000 in gains on sales of mortgage loans held-for-sale.

   Total other expenses decreased $191,000, or 5.0%, during the first three months of 1997 compared to the first three months of 1996. Included in the decrease were decreases in salaries and employee benefits of $31,000, equipment of $37,000, and other expenses of $123,000. The reduction in salary and employee benefits reflected continued efficiency improvements which resulted in lowering the Company's number of employees. Included in the reduction of equipment expense was lower depreciation costs, the absence of costs to relocate equipment which was incurred in early 1996, and reduced maintenance agreement costs. The decrease in other expenses was the result of lower expenses for marketing, office supplies, and overall reductions due to improved efficiency. Included in first quarter 1997 other expenses was $131,000 of expense in anticipation of a loss on the closing of the Champaign Money Market branch on May 10th.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

   This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products,
Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
       deposit flows, competition, demand for financial services in the
Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


RECENT REGULATORY DEVELOPMENTS

   Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible non-banking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new non-banking activities permitted to such affiliates.

   Additionally, legislation has been introduced in Illinois that would generally allow banks to engage in insurance activities, subject to various conditions, including restrictions on the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. The Illinois legislature is also considering legislation that would prohibit out-of-state banks from acquiring a bank located in Illinois unless the Illinois-based bank has been in existence and continuously operated for a period of at least five years.

   At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.
Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
      PART II.  OTHER INFORMATION

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

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

27.  Financial Data Schedule

b.  Reports

None
Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CENTRAL ILLINOIS FINANCIAL CO., INC.



Date:  May 15, 1997



By:     /s/ David B. White
   Executive Vice President
   and Chief Financial Officer