Form 10-Q
period 1997-09-30
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1997-11-14
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1997

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

Indicate the number of shares outstanding of the registrant's common stock, as of November 1, 1997:
   Central Illinois Financial Co., Inc. Common Stock                   5,140,898
Page 1
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                               TABLE OF CONTENTS

                                                               PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                3

     Item 2.  Management's Discussion of Financial
                  Condition and Results of Operations             9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                  17

     Item 2.  Changes in Securities                              17

     Item 3.  Defaults Upon Senior Securities                    17

     Item 4.  Submission of Matters to a Vote
                  of Security Holders                            17

     Item 5.  Other Information                                  17

     Item 6.  Exhibits and Reports on Form 8-K                   17

SIGNATURES                                                       18
Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1997 and December 31, 1996
(Unaudited, in thousands, except per share data)

                                                           Sept.        Dec.
                                                         30, 1997    31, 1996
ASSETS
Cash and due from banks                                  $25,613     $31,195
Federal funds sold                                         3,200      28,000
Investments in debt and equity securities:
  Available-for-sale, at estimated market value          144,603     129,927
  Held-to-maturity, estimated market value
         of $16,377 at September 30, 1997
         and $21,945 at December 31, 1996                 16,280      21,870
  Non-marketable equity securities                         1,550       1,695

Loans, net of allowance for loan losses of $5,723
         and $5,587 at September 30, 1997 and
         December 31, 1996 respectively                  300,508     280,281
Premises and equipment                                    11,187      10,717
Accrued interest receivable                                4,871       4,517
Other assets                                               7,353       5,961
         Total assets                                   $516,544    $515,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand - noninterest bearing                        $53,261     $64,837
     Demand - interest bearing                           137,078     127,414
     Savings                                              16,518      17,787
     Time deposits $100,000 and over                      38,221      35,550
     Other time                                          155,971     158,542
       Total deposits                                    401,049     404,130
   Federal funds purchased and securities sold
          under repurchase agreements                     44,137      43,941
   Federal Home Loan Bank advances                         9,000       9,000
   Accrued interest payable                                1,580       1,576
   Other liabilities                                       4,631       4,697
         Total liabilities                               460,397     463,344

Stockholders' equity:
   Common stock, $0.01 par value; 6,500,000
        shares authorized: 5,206,663 shares issued            52          52
   Paid in capital                                        23,138      23,057
   Retained earnings                                      33,659      29,745
   Unrealized gain (loss) on securities
        available-for-sale                                   201        (109)
                                                          57,050      52,745
   Less: Treasury stock, at cost, 65,765 and
        48,720 shares                                       (903)       (649)
     at September 30, 1997 and December 31,
     1996, respectively

         Total stockholders' equity                       56,147      52,096

         Total liabilities and stockholders'
            equity                                      $516,544    $515,440

See accompanying notes to Condensed Consolidated Financial Statements.

Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 1997 and 1996
(Unaudited, in thousands, except per share data)

Interest income:                                           1997        1996
   Interest and fees on loans                            $19,582     $19,747
   Interest and dividends on investments in debt
           and equity securities
      Taxable                                              7,466       4,706
      Tax-exempt                                             228         288
   Interest on federal funds sold and interest-bearing
           deposits                                          485       1,549
         Total interest income                            27,761      26,290

Interest expense:
   Deposits                                               12,238      11,345
   Federal funds purchased and securities sold under
         repurchase agreements                             1,674       1,503
   Federal Home Loan Bank advances                           447         448
         Total interest expense                           14,359      13,296

         Net interest income                              13,402      12,994
Provision for loan losses                                    325         375
         Net interest income after provision for
             loan losses                                  13,077      12,619

Noninterest income:
   Trust fees                                              1,529       1,479
   Service charges on deposit accounts                       488         537
   Gains on sales of debt securities                           8           0
   Gains on sales of mortgage loans held-for-sale, net       207         197
   Other                                                   1,103       1,082
         Total noninterest income                          3,335       3,295

Noninterest expenses:
   Salaries and employee benefits                          5,847       5,943
   Net occupancy                                           1,128       1,123
   Equipment                                                 673         737
   Data processing                                           551         541
   Federal deposit insurance premiums                         36           2
   Other                                                   2,325       2,653
         Total noninterest expenses                       10,560      10,999

         Income before income taxes                        5,852       4,915
Income taxes                                               1,938       1,605

         Net income                                       $3,914      $3,310

Per share data:
      Net income                                           $0.75       $0.63

   Weighted average shares of common stock and
           equivalents outstanding                     5,250,130   5,270,834

See accompanying notes to Condensed Consolidated Financial Statements.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 1997 and 1996
(Unaudited, in thousands, except per share data)

Interest Income:                                           1997        1996
  Interest and fees on loans                              $6,682      $6,432
  Interest and dividends on investments in debt
           and equity securities
      Taxable                                              2,470       1,835
      Tax-exempt                                              77          95
  Interest on federal funds sold and interest-bearing
           deposits                                          152         243
         Total interest income                             9,381       8,605

Interest expense:
   Deposits                                                4,208       3,660
   Federal funds purchased and securities sold under
           repurchase agreements                             570         490
   Federal Home Loan Bank advances                           151         150
         Total interest expense                            4,929       4,300

         Net interest income                               4,452       4,305
Provision for loan losses                                    175          75
         Net interest income after provision for
             loan losses                                   4,277       4,230

Noninterest income:
   Trust fees                                                530         382
   Service charges on deposit accounts                       160         167
   Gains on sales of debt securities                           1           0
   Gains on sales of mortgage loans held-for-sale, net        88         182
   Other                                                     364         353
         Total noninterest income                          1,143       1,084

Noninterest expenses:
   Salaries and employee benefits                          1,912       1,958
   Net occupancy                                             374         385
   Equipment                                                 226         249
   Data processing                                           194         180
   Federal deposit insurance premiums                         12           1
   Other                                                     757         736
         Total noninterest expenses                        3,475       3,509

         Income before income taxes                        1,945       1,805
Income taxes                                                 643         594

         Net income                                       $1,302      $1,211

Per share data:
    Net income                                             $0.25       $0.23

   Weighted average shares of common stock and
         equivalents outstanding                       5,250,477   5,255,970


See accompanying notes to Condensed Consolidated Financial Statements.

Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending September 30, 1997 and 1996
(Unaudited, in thousands)

                                                             1997        1996
Cash flows from operating activities:
   Net income                                             $3,914      $3,310
   Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation and amortization                          848         876
      Amortization of bond premiums, net                      16         135
      Provision for loan losses                              325         375
      Gain on sales of loans, net                           (207)       (197)
      Loss on disposal of premises and equipment, net        135           2
      (Increase) Decrease in accrued interest receivable    (354)         44
      Increase (Decrease) in accrued interest payable          4        (560)
      Decrease in other assets                               418       1,011
      Decrease in other liabilities                         (225)        (76)
      Decrease in mortgage loans held-for-sale               105         336
      Stock appreciation rights                               84           3
              Net cash provided by operating activities    5,063       5,259

Cash flows from investing activities:
      Net (increase) decrease in loans                   (22,394)     33,763
      Proceeds from maturity of investments in
              debt securities:
           Held-to-maturity                               12,587      11,838
           Available-for-sale                             27,550      23,438
      Proceeds from sales of investments:
           Non-Marketable Securities                         145         718
      Purchases of investments:
           Held-to-maturity                               (7,287)     (8,399)
           Available-for-sale                            (43,133)    (64,648)
           Non-marketable securities                           0         (32)
      Principal paydowns from mortgage-backed and
                mortgage-related securities:
           Held-to-maturity                                  252         353
           Available-for-sale                              1,398         746
      Purchases of premises and equipment                 (1,422)       (667)
      Proceeds from sale of premises and equipment             1           0
              Net cash used in investing activities      (32,303)     (2,890)

Cash flows from financing activities:
         Net decrease in demand and savings deposits      (3,181)     (6,935)
         Net increase (decrease) in time deposits
                $100 and over                              2,671     (18,390)
         Net decrease in other time deposits              (2,571)    (22,634)
         Net increase in federal funds purchased and
                    securities sold under repurchase
                    agreements                               196       6,149
         Dividends paid                                        0        (378)
         Treasury stock transactions, net                   (254)       (378)
         Fractional shares purchased following
                    stock dividend                            (3)         (3)
              Net cash used in financing activities       (3,142)    (42,569)

              Net decrease in cash and cash
                    equivalents                          (30,382)    (40,200)
Cash and cash equivalents at beginning of period          59,195      80,700
Cash and cash equivalents at end of period               $28,813     $40,500

Supplemental disclosures of cash flow information
          Cash paid during the year for:
              Interest                                   $14,355     $13,856
              Income taxes                                 1,460         972
              Transfer of mortgage loans held-for-sale
                    to loans                                   0       8,175
Supplemental disclosures of noncash activities
              Transfer of properties from loans to
                    other real estate                      1,842         608

See accompanying notes to Condensed Consolidated Financial Statements.

Page 6
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
      CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

   In the opinion of management, the condensed consolidated financial statements of Central Illinois Financial Co., Inc. (the "Company") and subsidiaries as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997.


NOTE 2.  STOCK DIVIDEND

   At its regular board meeting on May 20, 1997, the Board of Directors of the Company declared a one-for-twenty, or five percent, common stock dividend. The record date of the stock dividend was May 27, 1997, and the distribution date was June 6, 1997. The accompanying unaudited Condensed Consolidated Financial Statements have been restated to take the stock dividend into account.


NOTE 3.  NEW ACCOUNTING RULES AND REGULATIONS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share will be computed in the same manner as currently used by the Company in computing earnings per share. SFAS No. 128 will be effective for the Company's 1997 annual report. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the consolidated financial statements.

   Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130), was issued in July 1997 by the Financial Accounting Standards Board. SFAS No. 130 establishes reporting of comprehensive income for general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period and all other events and circumstances from nonowner sources. SFAS Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

 No. 130 is effective for financial statement periods beginning after December 15, 1997. The Company does not believe the adoption of SFAS No. 130 will have a material impact on the consolidated financial statements.

   Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), was issued in July 1997 by the Financial Accounting Standards Board. SFAS No. 131 requires the Company to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. SFAS No. 131 additionally requires financial results to be reported in the financial statements for each reportable segment. SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997. The Company does not believe the adoption of SFAS No. 131 will have a material impact on the consolidated financial statements.
Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

   Total assets increased $1,104,000, or 0.2%, from $515,440,000 at December 31, 1996 to $516,544,000 at September 30, 1997. Increases in loans, securities held-for-sale, other assets, premises and equipment, and accrued interest receivable, offset somewhat by decreases in federal funds sold, securities held-to-maturity, and cash, resulted in the slight increase in assets.

   Loans increased $20,227,000, or 7.2%, from December 31, 1996 to
September 30, 1997. Included in this change was an increase of $19,326,000, or 27.9%, in commercial real estate loans, an increase of $2,720,000, or 5.7%, in consumer loans, and an increase of $811,000, or 0.7%, in commercial loans. Somewhat offsetting these increases was a $2,495,000, or 4.3%, decrease in residential real estate loans. The increase in loans was due to strong loan demand in the Company's market area, especially with respect to commercial real estate loans.

   Investments in securities available-for-sale increased $14,676,000, or 11.3%, at September 30, 1997 compared to December 31, 1996. Investments in securities held-to-maturity decreased $5,590,000, or 25.6%, at September 30, 1997 compared to December 31, 1996. The net increase in investments in debt and equity securities was a result of management's decision to shift assets into investment securities that yield a higher rate of return than federal funds sold.

   Other assets increased $1,392,000, or 23.4%, from December 31, 1996 to September 30, 1997. This increase was primarily due to an increase in other real estate. Approximately $1,834,000, representing the value of an office building located near the Bank's main offices, was transferred to other real estate. During 1997, approximately $220,000 of improvements were completed on this office building. Somewhat offsetting this increase was the sale of other real estate totaling $671,000 during the first nine months of 1997.

   Premises and equipment increased $470,000, or 4.4%, from December 31, 1996 to September 30, 1997. Included in this change was the purchase of parking lots located near the Bank's main offices for $420,000. The remaining additions to premises and equipment included improvements to existing facilities.

   Accrued interest receivable increased $354,000, or 7.8%, from December 31, 1996 to September 30, 1997. This was primarily due to the increase in loans.

   Federal funds sold decreased $24,800,000, or 88.6%, at September 30, 1997 compared to December 31, 1996. This decrease was a result of excess federal funds sold being used to fund the increase in loans and investments in debt and equity securities available-for-sale.

   The decrease in cash and due from banks of $5,582,000, or 17.9%, at September 30, 1997 compared to December 31, 1996 was attributable to a smaller dollar amount of deposit items in process of collection at September 30, 1997 compared to December 31, 1996.
Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Total deposits decreased $3,081,000, or 0.8%, from $404,130,000 at December 31, 1996 to $401,049,000 at September 30, 1997. The decrease included an $11,576,000, or 17.9%, decrease in noninterest bearing demand deposits, a $2,571,000, or 1.6%, decrease in other time deposits, and a $1,269,000, or 7.1%, decrease in savings deposits. These decreases were somewhat offset by an increase of $9,664,000, or 7.6%, in interest bearing demand deposits, and a $2,671,000, or 7.5%, increase in time deposits $100,000 and over. The decrease in deposits was attributable to management's continued emphasis on appropriate pricing in a competitive market as well as some seasonal run-off. Total deposits were $401,049,000 at September 30, 1997 compared to $371,198,000 at September 30, 1996, an 8.0% increase.


CAPITAL

        Total stockholders' equity increased $4,051,000 from December 31, 1996 to September 30, 1997. The change is summarized as follows:


                                                      (IN THOUSANDS)
Stockholders' equity, December 31, 1996                     $52,096
Net income                                                    3,914
Purchase of treasury stock                                     (254)
Stock appreciation rights                                        84
Purchase of fractional shares related to stock dividend          (3)
Change in unrealized gain/(loss) on securities
     available-for-sale                                         310
Stockholders' equity, September 30, 1997                    $56,147

   The Company and BankIllinois, its banking subsidiary, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and BankIllinois' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BankIllinois must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and BankIllinois' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1997, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

   As of September 30, 1997, the most recent notification from the State of Illinois Office of Banks and Real Estate categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois
Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

   The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table (in thousands):


                                                                                        To be well
                                                                                  capitalized under
                                                                  For capital     Prompt corrective
                                                 Actual       adequacy purposes:  action provisions:

                                             Amount    Ratio     Amount    Ratio     Amount    Ratio
As of September 30, 1997:
   Total capital
      (to risk-weighted assets)
     Consolidated                           $60,121     17.9%    $26,892     8.0%       N/A
     BankIllinois                           $54,094     16.1%    $26,814     8.0%   $33,518     10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                           $55,900     16.6%    $13,446     4.0%       N/A
     BankIllinois                           $49,885     14.9%    $13,407     4.0%   $20,111      6.0%
   Tier I capital
      (to average assets)
     Consolidated                           $55,900     10.9%    $20,439     4.0%       N/A
     BankIllinois                           $49,885      9.8%    $20,337     4.0%   $25,421      5.0%

     The concept of interest sensitivity attempts to gauge exposure of the Company's net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of the Company to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. The Company must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. The Company monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods. It is, however, only a static, single-day depiction of the Company's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The following table presents the Company's interest rate sensitivity at various intervals at September 30, 1997:

RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES (dollars in thousands)

                                               1-30     31-90    91-180   181-365      Over
                                               Days      Days      Days      Days    1 Year     Total
Interest earning assets:
Interest earning assets:
   Federal funds sold                    $   3,200       --        --         --         --     3,200
   Debt and equity securities <F1>           3,584    14,182    12,227     22,352    110,088  162,433
   Loans <F2>                               71,171    22,019    21,644     42,156    150,620  307,610
    Total earning assets                    77,955    36,201    33,871     64,508    260,708  473,243
Interest bearing liabilities:
   Savings and interest-bearing
     demand deposits                     $ 153,596       --        --         --         --   153,596
   Time deposits                             8,109    19,971    35,451     77,912     52,749  194,192
   Federal funds purchased and securities
     sold under repurchase agreements       38,496       120       200        271      5,050   44,137
   Federal Home Loan Bank advances             --      1,000     1,000         --      7,000    9,000
    Total interest bearing liabilities     200,201    21,091    36,651     78,183     64,799  400,925
    Net asset (liability) funding gap    ($122,246)   15,110    (2,780)   (13,675)   195,909   72,318
Repricing gap                                0.39      1.72      0.92       0.83       4.02     1.18
Cumulative repricing gap                     0.39      0.52      0.57       0.63       1.18     1.18

<F1>   Debt and equity securities include securities available-for-sale.
<F2>   Loans include mortgage loans held-for-sale.

    At September 30, 1997, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,222,000 in the 1-30 days category and $1,071,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.


LIQUIDITY

   The Company was able to meet liquidity needs during the first nine months of 1997. A review of the condensed consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $30,382,000 from December 31, 1996 to September 30, 1997. This decrease came from net cash used in investing and financing activities somewhat offset by cash provided by operating activities.
Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,723,000 at September 30, 1997 compared to $5,587,000 at December 31, 1996. Although the allowance for loan loss balance rose by $136,000 from December 31, 1996 to September 30, 1997, the allowance for loan losses as a percentage of total loans decreased slightly from 1.95% to 1.86%, as total loans increased during 1997.

   The allowance for loan losses as a percentage of nonperforming loans was 139% at September 30, 1997 compared to 212% at December 31, 1996. This reduction was due to the $1,373,000 increase in loans 90 days past due and still accruing and an increase of $202,000 in non-accrual loans. The increase in loans 90 days past due and still accruing was due primarily to an increase in commercial real estate loans of $998,000 from properties which are in the process of foreclosure and a $193,000 increase in single-family real estate delinquencies of more than 90 days. The increase of $202,000 in non-accrual loans was due largely to credit card fraud charges of $383,000, the addition of $441,000 to commercial loan non-accruals, and a reduction of $372,000 in commercial real estate as an apartment building was sold by the owner. An additional provision of $100,000 was applied to the allowance for loan losses in August 1997 in anticipation of losses due to credit card fraud. Management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio.


                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

   Net income for the first nine months of 1997 was $3,914,000, a $604,000, or 18.2%, increase from the first nine months of 1996. Net income per share increased $0.12, or 19.0%, to $0.75 in the first nine months of 1997 from $0.63 in the same period of 1996.

   Net interest income was $408,000, or 3.1% higher for the first nine months of 1997 compared to 1996. Total interest income was $1,471,000, or 5.6% higher in 1997 compared to 1996, and interest expense increased $1,063,000, or 8.0%. The increase in interest income was primarily due to an increase in average earning assets. The increase in interest expense was primarily due to an increase in average interest bearing liabilities as well as higher interest rates.

   The increase in total interest income included an increase of
$2,760,000, or 58.6%, on taxable investments in debt and equity securities. The increase in interest income on securities was somewhat offset by decreases in interest income on federal funds sold of $1,064,000, or 68.7%, which resulted from moving funds into higher yielding investment alternatives. Also offsetting the increase in investment income was a decrease in total loan interest income of
Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

$165,000, or 0.8% due to a continued focus on maintaining a loan portfolio that is both profitable and high quality.

   The provision for loan losses was $325,000 during the first nine months of 1997. This was $50,000, or 13.3%, less than the amount recorded during the first nine months of 1996. Management has expended considerable time since the merger in 1995 evaluating the credit quality of the Company's loan portfolio and standardizing its credit analysis procedures and standards. The provision during the first nine months of 1997 was based on management's analysis of the Bank's loan portfolio and adequacy of the allowance for loan losses.

   Total noninterest income increased $40,000, or 1.2%, during the first nine months of 1997 compared to the first nine months of 1996. Included in this increase was an increase of $50,000, or 3.4%, in trust fees, a $21,000, or 1.9%, increase in other income, a $10,000, or 5.1%, increase in gains on sales of mortgage loans held-for-sale, and an $8,000 increase in gains on sales of debt securities. Somewhat offsetting these increases was a decrease of $49,000, or 9.1%, in service charges on deposit accounts.

   Total noninterest expenses decreased $439,000, or 4.0%, during the first nine months of 1997 compared to the first nine months of 1996. Included in the decrease were decreases in salaries and employee benefits of $96,000, or 1.6%, equipment of $64,000, or 8.7%, and other expenses of $328,000, or 12.4%. The reduction in salary and employee benefits reflected continued efficiency improvements which resulted in lowering the Company's number of employees. Included in the reduction of equipment expense was lower depreciation costs and the absence of costs to relocate equipment which was incurred in early 1996. The decrease in other expenses was the result of lower expenses for marketing, office supplies, directors' fees (directors are currently being compensated by a stock option plan adopted during the second quarter of 1997 in lieu of cash payments as had occurred in 1996) and overall reductions due to improved efficiency. Included in 1997 other expenses were $132,000 of expenses due to the closing of the Champaign Money Market branch on May 10th.


                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

   Net income for the third quarter of 1997 was $1,302,000, a $91,000, or 7.5%, increase compared to the same period in 1996. Net income per share increased $0.02, or 8.7%, to $0.25 in 1997 from $0.23 in 1996.

   Net interest income was $147,000, or 3.4% higher for the third quarter of 1997 compared to 1996. Total interest income was $776,000, or 9.0% higher in the third quarter of 1997 compared to the third quarter of 1996, and interest expense increased $629,000, or 14.6%. The increase in interest income was primarily due to an increase in average earning assets. The increase in interest expense was due to an increase in average interest bearing liabilities as well as higher average interest rates.

Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The increase in total interest income included an increase of $635,000, or 34.6%, on taxable investments in debt and equity securities, and an increase of $250,000, or 3.9% on interest and fees on loans. Somewhat offsetting these increases were decreases in interest income on federal funds sold of $91,000, or 37.4%, which resulted from moving funds into higher yielding investment alternatives.

   The provision for loan losses was $175,000 during the third quarter of 1997. This was $100,000, or 133.3%, more than the amount recorded during the third quarter of 1996. This increase included $100,000 in anticipation of credit card fraud losses. Management has expended considerable time since the merger in 1995 evaluating the credit quality of the Company's loan portfolio and standardizing its credit analysis procedures and standards.
The provision during the third quarter of 1997 was based on management's analysis of the Bank's loan portfolio and adequacy of the allowance for loan losses.

   Total noninterest income increased $59,000, or 5.4%, during the third quarter of 1997 compared to the third quarter of 1996. Included in this increase was an increase of $148,000, or 38.7%, in trust fees. Somewhat offsetting this increase was a decrease of $94,000 in gains on sales of mortgage loans held-for-sale.

   Total noninterest expenses decreased $34,000, or 1.0%, during the third quarter of 1997 compared to the third quarter of 1996. Included in the decrease were reductions in salaries and employee benefits of $46,000, or 2.3%, and equipment of $23,000, or 9.2%. The reduction in salary and employee benefits reflected continued efficiency improvements which resulted in lowering the Company's number of employees. Lower depreciation expense contributed to the decrease in equipment expense. Somewhat offsetting these decreases was an increase in other expenses of $21,000, or 2.9%.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

   This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on
Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.
Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

27.  Financial Data Schedule

b.  Reports

None
Page 17
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CENTRAL ILLINOIS FINANCIAL CO., INC.



Date:  November 14, 1997



By:    /s/ David B. White
       Executive Vice President
       and Chief Financial Officer