Form 10-Q/A
period 1997-09-30
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1997-11-19
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q/A

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

This amendment is being filed for the purpose of correcting the Financial Data Schedule (EX-27).
Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CENTRAL ILLINOIS FINANCIAL CO., INC.



Date:November 18, 1997



By:    /s/ David B. White
  Executive Vice President
  and Chief Financial Officer