Form 10-Q
period 1997-06-30
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1998-01-20
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997

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

Indicate the number of shares outstanding of the registrant's common stock, as of August 1, 1997:

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

Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 1997 and December 31, 1996
(Unaudited, in thousands, except per share data)

                                                             June 30,

                                                         1997         1996
ASSETS
Cash and due from banks                                $19,166      $31,195
Federal funds sold                                       8,500       28,000
Investments in debt and equity securities:
  Available-for-sale, at estimated market value        139,559      129,927
  Held-to-maturity, estimated market value of
         $23,797 at June 30, 1997 and $21,945
         at December 31, 1996                           23,759       21,870
  Non-marketable equity securities                       1,550        1,695
Mortgage loans held-for-sale                             1,909        1,277
Loans, net of allowance for loan losses of $5,689
         and $5,587 at June 30, 1997 and
         December 31, 1996 respectively                290,709      280,281
Premises and equipment                                  11,037       10,717
Accrued interest receivable                              4,726        4,517
Other assets                                             7,418        5,961
         Total assets                                 $508,333     $515,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand - noninterest bearing                      $54,599      $64,837
     Demand - interest bearing                         134,886      127,414
     Savings                                            17,662       17,787
     Time deposits $100 and over                        31,753       35,550
     Other time                                        155,730      158,542
       Total deposits                                  394,630      404,130
   Federal funds purchased and securities sold
          under repurchase agreements                   43,924       43,941
   Federal Home Loan Bank advances                       9,000        9,000
   Accrued interest payable                              1,526        1,576
   Other liabilities                                     4,884        4,697
         Total liabilities                             453,964      463,344

Stockholders' equity:
   Common stock, $0.01 par value; 6,500,000
         shares authorized:
     5,206,663 shares issued                                52           52
   Paid in capital                                      23,090       23,057
   Retained earnings                                    32,357       29,745
   Unrealized loss on securities available-for-sale       (227)        (109)
                                                        55,272       52,745
   Less: treasury stock, at cost, 65,765 and
          48,720 shares at June 30, 1997 and
          December 31, 1996, respectively                 (903)        (649)

         Total stockholders' equity                     54,369       52,096

         Total liabilities and stockholders'
                  equity                              $508,333     $515,440


See accompanying notes to Condensed Consolidated Financial Statements.
Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 1997 and 1996
(Unaudited, in thousands, except per share data)

Interest income:                                         1997         1996
  Interest and fees on loans                            12,900       13,315
  Interest and dividends on investments in debt and
          equity securities:

      Taxable                                            4,996        2,871
      Tax-exempt                                           151          193
  Interest on federal funds sold and interest-bearing
             deposits                                      333        1,306
         Total interest income                          18,380       17,685

Interest expense:
   Deposits                                              8,030        7,685
   Federal funds purchased and securities sold under
            repurchase agreements                        1,104        1,013
   Federal Home Loan Bank advances                         296          298
         Total interest expense                          9,430        8,996

         Net interest income                             8,950        8,689
Provision for loan losses                                  150          300
         Net interest income after provision
            for loan losses                              8,800        8,389

Noninterest income:
   Trust fees                                              999        1,097
   Service charges on deposit accounts                     328          370
   Gains on sale of debt securities                          7            0
   Gains on sales of mortgage loans held-for-sale, net     119           15
   Other                                                   762          743
         Total noninterest income                        2,215        2,225

Noninterest expense:
   Salaries and employee benefits                        3,935        3,985
   Net occupancy                                           754          738
   Equipment                                               447          488
   Data processing                                         357          361
   Federal deposit insurance premiums                       24            1
   Other                                                 1,591        1,931
         Total noninterest expense                       7,108        7,504

         Income before income taxes                      3,907        3,110
Income taxes                                             1,295        1,011

         Net income                                     $2,612       $2,099

Per share data:
    Net income                                           $0.50        $0.40

    Weighted average shares of common stock and
           equivalents outstanding                   5,248,607    5,269,110

See accompanying notes to Condensed Consolidated Financial Statements.


Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 1997 and 1996
(Unaudited, in thousands, except per share data)

Interest income:                                         1997         1996
  Interest and fees on loans                            $6,550       $6,499
  Interest and dividends on investments in debt
         and equity securities:
      Taxable                                            2,532        1,567
      Tax-exempt                                            76           96
  Interest on federal funds sold and interest-
         bearing deposits                                  116          532
         Total interest income                           9,274        8,694

Interest expense:
   Deposits                                              4,044        3,758
   Federal funds purchased and securities sold
         under repurchase agreements                       568          469
   Federal Home Loan Bank advances                         149          149
         Total interest expense                          4,761        4,376

         Net interest income                             4,513        4,318
Provision for loan losses                                   75          150
         Net interest income after provision for
         loan losses                                     4,438        4,168

Noninterest income:
   Trust fees                                              503          552
   Service charges on deposit accounts                     163          183
   Gains on sale of debt securities                          4            0
   Gains on sales of mortgage loans held-for-sale, net      75           22
   Other                                                   380          375
         Total noninterest income                        1,125        1,132

Noninterest expense:
   Salaries and employee benefits                        1,929        1,949
   Net occupancy                                           381          364
   Equipment                                               225          229
   Data processing                                         174          169
   Federal deposit insurance premiums                       13            0
   Other                                                   743          959
         Total noninterest expense                       3,465        3,670

         Income before income taxes                      2,098        1,630
Income taxes                                               698          534

         Net income                                     $1,400       $1,096

Per share data:
    Net income                                           $0.27        $0.21

    Weighted average shares of common stock and
         equivalents outstanding                     5,246,450    5,260,640

See accompanying notes to Condensed Consolidated Financial Statements.


Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CENTRAL ILLINOIS FINANCIAL CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending June 30, 1997 and 1996
(Unaudited, in thousands)

                                                         1997         1996
Cash flows from operating activities:
   Net income                                           $2,612       $2,099
   Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation and amortization                        565          576
      Amortization of bond premiums, net                     6          111
      Provision for loan losses                            150          300
      Gain on sales of loans, net                         (119)         (15)
      Loss on disposal of premises and equipment, net      135            4
      Increase in accrued interest receivable             (209)        (247)
      Decrease in accrued interest payable                 (50)        (504)
      Increase in other assets                          (1,480)        (236)
      Increase in other liabilities                        248          107
      Increase in mortgage loans held-for-sale            (513)        (440)
      Stock appreciation rights                             36            0
              Net cash provided by operating
                   activities                            1,381        1,755

Cash flows from investing activities:
      Net decrease (increase) in loans                 (10,578)      24,402
      Proceeds from maturity of investments in
              debt securities:
           Held-to-maturity                              4,939        8,638
           Available-for-sale                           19,000       16,655
      Proceeds from sales of investments:
           Non-marketable securities                       145            0
      Purchases of investments:
           Held-to-maturity                             (7,025)      (5,500)
           Available-for-sale                          (29,457)     (48,856)
      Principal paydowns from mortgage-backed and
                mortgage-related securities:
           Held-to-maturity                                170          244
           Available-for-sale                              667          522
      Purchases of premises and equipment                 (998)        (456)
      Proceeds from sale of premises and equipment           1            0
              Net cash used in investing activities    (23,136)      (4,351)

Cash flows from financing activities:
         Net decrease in demand and savings deposits    (2,891)      (2,089)
         Net decrease in time deposits $100 and over    (3,797)     (13,538)
         Net decrease in other time deposits            (2,812)     (20,757)
         Net decrease in federal funds purchased and
                    securities sold under repurchase
                    agreements                             (17)        (405)
         Dividends paid                                      0         (378)
         Treasury stock transactions, net                 (254)        (374)
         Fractional shares purchased following
                   stock dividend                           (3)          (3)
              Net cash used in financing activities     (9,774)     (37,544)

              Net decrease in cash and cash
                   equivalents                         (31,529)     (40,140)
Cash and cash equivalents at beginning of period        59,195       80,700
Cash and cash equivalents at end of period             $27,666      $40,560

Supplemental disclosures of cash flow information
          Cash paid during the year for:
              Interest                                  $9,480       $9,500
              Income taxes                                 774          672

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

   In the opinion of management, the condensed consolidated financial statements of Central Illinois Financial Co., Inc. (the "Company") and subsidiaries as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997.


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

Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

   Total assets decreased $7,107,000, or 1.4%, from $515,440,000 at December 31, 1996 to $508,333,000 at June 30, 1997. Decreases in federal funds sold and cash and due from banks, offset somewhat by increases in loans, securities available-for-sale, securities held-to-maturity, other assets, mortgage loans held-for-sale, and premises and equipment, resulted in the decrease in assets.

   Federal funds sold decreased $19,500,000, or 69.6%, at June 30, 1997 compared to December 31, 1996. This decrease was a result of excess federal funds sold being used to purchase securities available-for-sale as well as fund the increase in loans.

   The decrease in cash and due from banks of $12,029,000, or 38.6%, at June 30, 1997 compared to December 31, 1996 was attributable to a smaller dollar amount of deposit items in process of collection at June 30, 1997 compared to December 31, 1996.

   Investments in securities available-for-sale increased $9,632,000, or 7.4%, at June 30, 1997 compared to December 31, 1996. Investments in securities held-to-maturity increased $1,889,000, or 8.6%, at June 30, 1997 compared to December 31, 1996. These increases were a result of management's decision to shift assets into investment securities that yield a higher rate of return than federal funds sold.

   Loans increased $10,428,000, or 3.7%, from December 31, 1996 to June 30, 1997. Included in this change was an increase of $15,694,000, or 22.7%, in commercial real estate and an increase of $929,000, or 1.9%, in consumer loans.

Somewhat offsetting these increases were a $3,221,000, or 2.9%, decrease in commercial loans and a $2,872,000, or 4.9%, decrease in residential real estate. The increase in loans was due to strong loan demand in the Company's market area, especially with respect to commercial real estate loans.

   Other assets increased $1,457,000, or 24.4%, from December 31, 1996 to June 30, 1997. This increase was primarily due to an increase in other real estate.

Approximately $1,834,000, representing the value of an office building located near the Bank's main offices was transferred to other real estate. Somewhat offsetting this increase was the sale of other real estate totaling $237,000 during the first six months of 1997.

   Premises and equipment increased $320,000, or 3.0%, from December 31, 1996 to June 30, 1997. Included in this change was the purchase of parking lots located near the Bank's main offices for $420,000.

   Total deposits decreased $9,500,000, or 2.4%, from $404,130,000 at December 31, 1996 to $394,630,000 at June 30, 1997. The decrease included a $10,238,000, or 15.8%, decrease in noninterest bearing demand deposits, a $3,797,000, or 10.7%, decrease in time deposits $100,000 and over, a decrease of $2,812,000, or 1.8%, in other time deposits, and a $125,000,

Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
or 0.7%, decrease in savings deposits. These decreases were somewhat offset by an increase of $7,472,000, or 5.9%, in interest bearing demand deposits. The decrease in deposits was attributable to management's continued emphasis on appropriate pricing in a competitive market as well as some seasonal run-off. Total deposits were $394,630,000 at June 30, 1997 compared to $382,773,000 at June 30, 1996, a 3.1% increase.

CAPITAL

        Total stockholders' equity increased $2,273,000 from December 31, 1996 to June 30, 1997. The change is summarized as follows:


                                                      (IN THOUSANDS)
Stockholders' equity, December 31, 1996                     $52,096
Net income                                                    2,612
Purchase of treasury stock                                     (254)
Stock appreciation rights                                        36
Purchase of fractional shares related to stock dividend          (3)
Change in unrealized gain/(loss) on securities
     available-for-sale                                        (118)
Stockholders' equity, June 30, 1997                         $54,369

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

     As of June 30, 1997, the most recent notification from the State of Illinois Office of Banks and Real Estate categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                        To be well
                                                                                  capitalized under
                                                                  For capital     Prompt corrective
                                                 Actual       adequacy purposes:  action provisions:
                                             Amount    Ratio     Amount    Ratio     Amount    Ratio
As of June 30, 1997:
   Total capital
      (to risk-weighted assets)
     Consolidated                            $58,636   18.0%     $26,096   8.0%      N/A
     BankIllinois                            $55,166   16.9%     $26,060   8.0%      $32,575   10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                            $54,539   16.7%     $13,048   4.0%      N/A
     BankIllinois                            $51,074   15.7%     $13,030   4.0%      $19,545   6.0%
   Tier I capital
      (to average assets)
     Consolidated                            $54,539   10.8%     $20,289   4.0%      N/A
     BankIllinois                            $51,074   10.1%     $20,188   4.0%      $25,235   5.0%

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

Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The following table presents the Company's interest rate sensitivity at various intervals at June 30, 1997:

RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
(dollars in thousands)
                                               1-30     31-90    91-180   181-365      Over
                                               Days      Days      Days      Days    1 Year     Total
Interest earning assets:
   Federal funds sold                         $8,500      $--       $--       $--       $--     $8,500
   Debt and equity securities <F1>             4,734    12,200    13,276    20,501   114,157   164,868
   Loans <F2>                                 74,070    19,255    21,687    41,008   142,287   298,307
    Total earning assets                      87,304    31,455    34,963    61,509   256,444   471,675
Interest bearing liabilities:
   Savings and interest-bearing
     demand deposits                        $152,548      $--       $--       $--       $--   $152,548
   Time deposits                              13,462    17,388    19,446    62,007    75,180   187,483
   Federal funds purchased and securities
     sold under repurchase agreements         38,286       168     5,120       300        50    43,924
   Federal Home Loan Bank advances               --        --      1,000     1,000     7,000     9,000
    Total interest bearing liabilities       204,296    17,556    25,566    63,307    82,230   392,955
    Net asset (liability) funding gap      ($116,992)  $13,899    $9,397   ($1,798) $174,214   $78,720
Repricing gap                                   0.43      1.79      1.37      0.97      3.12      1.20
Cumulative repricing gap                        0.43      0.54      0.62      0.69      1.20      1.20

<F1>  Debt and equity securities include securities available-for-sale.
<F2>  Loans include mortgage loans held-for-sale.

   At June 30, 1997, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,170,000 in the 1-30 days category and $1,031,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.


LIQUIDITY

   The Company was able to meet liquidity needs during the first six months of 1997. A review of the condensed consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $31,529,000 from December 31, 1996 to June 30, 1997.
This decrease came from net cash used in investing and financing activities somewhat offset by cash provided by operating activities.

Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Net cash provided by operating activities reflects net earnings plus or minus certain noncash and other adjustments to arrive at net cash provided by operating activities. In the six-month period ended June 30, 1997, net cash provided by operating activities was $374,000 less than the net cash provided by operating activities for the same period in 1996. Cash provided by operating activities included $2,612,000 net income during the first six months of 1997, compared to $2,099,000 during the same period in 1996, an increase of $513,000. The provision for loan losses was $150,000 during the first six months of 1997, compared to $300,000 during the same period in 1996, a change of $150,000. A loss on disposal of premises and equipment during the first six months of 1997 of $135,000 also positively affected cash provided by operating activities compared to $4,000 during the same period in 1996, a change of $131,000. The majority of the loss on disposal was due to the closing of the Champaign Money Market branch in May 1997. Other liabilities increased $248,000 during the first six months of 1997, compared to an increase of $107,000 during the same period in 1996, a change of $141,000. Somewhat offsetting cash provided by operating activities was the increase in other assets of $1,480,000 during the first six months of 1997, compared to an increase of $236,000 during the same period in 1996, a $1,244,000 change. Another use of cash was the increase in mortgage loans held for sale of $513,000 during the first six months of 1997, compared to an increase of $440,000 during the same period in 1996, a change of $73,000. Accrued interest payable decreased $50,000 during the first six months of 1997, compared to a decrease of $504,000 during the same period in 1996, a change of $454,000.

   Net cash used in investing activities was $23,136,000 for the first six months of 1997, compared to cash used of $4,351,000 for the same period in 1996, an increase of $18,785,000. Purchases of investments in debt and equity securities available-for-sale were $29,457,000 during the first six months of 1997 compared to purchases of $48,856,000 during the same period in 1996, a change of $19,399,000. Due to strong loan demand, loans increased $10,578,000 during the first six months of 1997, compared to a $24,402,000 decrease during the same period in 1996, a change of $34,980,000. Purchases of investments in debt and equity securities held-to-maturity during the first six months of 1997 used $7,025,000 of cash compared to $5,500,000 during the same period in 1996, an increase of $1,525,000. Purchases of premises and equipment were $998,000 during the first six months of 1997, compared to $456,000 during the same period in 1996, a change of $542,000. Somewhat offsetting these uses of cash were proceeds from maturities of investments in debt securities available-for-sale of $19,000,000 during the first six months of 1997, compared to $16,655,000 during the same period in 1996, a change of $2,345,000. Proceeds from the maturity of investments in debt securities held-to-maturity were $4,939,000 during the first six months of 1997 compared to $8,638,000 during the same period in 1996, a change of $3,699,000.

   Net cash used in financing activities for the first six months of 1997 was $9,774,000 compared to cash used of $37,544,000 during the same period in 1996, a decrease of $27,770,000. Included in cash used by financing activities was a decrease in total deposits of $9,500,000 during the first six months of 1997 compared to a decrease of $36,384,000 during the same period in 1996, a change of $26,884,000. Treasury stock purchases totalled $254,000 during the first six months of 1997, compared to $374,000 during the same period of 1996, a change of $120,000. The decrease in federal funds purchased and securities sold under repurchase agreements was $17,000 during the first six months of 1997, compared to a decrease of $405,000 during the same period in 1996, a change of $388,000. There were no cash

Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
dividends paid during the first six months of 1997, compared to $378,000 during the same period in 1996, a change of $378,000. It is management's intention to reinvest in the Company rather than pay cash dividends in the near future.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,689,000 at June 30, 1997 compared to $5,587,000 at December 31, 1996. Although the allowance for loan loss balance rose by $102,000 from December 31, 1996 to June 30, 1997, the allowance for loan losses as a percentage of total loans decreased slightly from 1.95% to 1.91% as total loans increased during the second quarter.

   The allowance for loan losses as a percentage of nonperforming loans was 157% at June 30, 1997 compared to 212% at December 31, 1996. This reduction was due to the $1,606,500 increase in loans 90 days past due and still accruing and the reduction of non-accrual loans by $621,000 as two residential real estate properties were sold by their owners. The increase in loans 90 days past due and still accruing was divided largely between commercial real estate ($638,000), personal real estate ($561,000) and commercial and industrial loans ($414,000). Management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio.


                               RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

   Net income for the first six months of 1997 was $2,612,000, a $513,000, or 24.4%, increase from the first six months of 1996. Net income per share increased $0.10, or 25.0%, to $0.50 in the first six months of 1997 from $0.40 in the same period of 1996.

   Net interest income was $261,000, or 3.0% higher for the first six months of 1997 compared to 1996. Total interest income was $695,000, or 3.9% higher in 1997 compared to 1996, and interest expense increased $434,000, or 4.8%. The increase in interest income was primarily due to an increase in average earning assets as well as a shift of assets into higher yielding investments. The increase in interest expense was primarily due to an increase in average interest bearing liabilities.

   The increase in total interest income included an increase of $2,125,000, or 74.0%, on taxable investments in debt and equity securities. The increase in interest income on securities was somewhat offset by decreases in interest income on federal funds sold of $973,000, or 74.5%, which was reflective of moving funds into higher yielding investment alternatives. Also

Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
offsetting the increase in investment income was a decrease in total loan interest income of $415,000, or 3.1% due to continued focus on maintaining a loan portfolio that is both profitable and high quality.

   The provision for loan losses recorded was $150,000 during the first six months of 1997. This was $150,000, or 50.0%, less than the amount recorded during the first six months of 1996. Management has expended considerable time since the merger in 1995 evaluating the credit quality of the Company's loan portfolio and standardizing its credit analysis procedures and standards. The provision during the first six months of 1997 was based on management's analysis of the Bank's loan portfolio and adequacy of allowance for loan losses.

   Total noninterest income decreased $10,000, or 0.4%, during the first six months of 1997 compared to the first six months of 1996. Included in this decrease were decreases of $98,000, or 8.9%, in trust fees, and $42,000, or 11.4%, in service charges on deposit accounts. Somewhat offsetting those decreases was an increase of $104,000 in gains on sales of mortgage loans held-for-sale.

   Total noninterest expenses decreased $396,000, or 5.3%, during the first six months of 1997 compared to the first six months of 1996. Included in the decrease were decreases in salaries and employee benefits of $50,000, equipment of $41,000, and other expenses of $340,000. The reduction in salary and employee benefits reflected continued efficiency improvements which resulted in lowering the Company's number of employees. Included in the reduction of equipment expense was lower depreciation costs and the absence of costs to relocate equipment which was incurred in early 1996. The decrease in other expenses was the result of lower expenses for marketing, office supplies, directors fees (directors are currently being compensated by a stock option plan adopted during the second quarter of 1997 in lieu of cash payments as had occurred in 1996) and overall reductions due to improved efficiency. Included in 1997 other expenses were $132,000 of expenses due to the closing of the Champaign Money Market branch on May 10th.


                               RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997

   Net income for the second quarter of 1997 was $1,400,000, a $304,000, or 27.7%, increase compared to the same period in 1996. Net income per share increased $0.06, or 28.6%, to $0.27 in 1997 from $0.21 in 1996.

   Net interest income was $195,000, or 4.5% higher for the second quarter of 1997 compared to 1996. Total interest income was $580,000, or 6.7% higher in the second quarter of 1997 compared to the second quarter of 1996, and interest expense increased $385,000, or 8.8% during the same periods. The increase in interest income was primarily due to an increase in average earning assets as well as a shift of assets into higher yielding investments. The increase in interest expense was due to both an increase in average interest bearing liabilities and higher interest rates.

Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The increase in total interest income included an increase of $965,000, or 61.6%, on taxable investments in debt and equity securities, and an increase of $51,000, or 0.8% on interest and fees on loans. Somewhat offsetting these increases were decreases in interest income on federal funds sold of $416,000, or 78.2%, which was reflective of moving funds into higher yielding investment alternatives.

   The provision for loan losses recorded was $75,000 during the second quarter of 1997. This was $75,000, or 50.0%, less than the amount recorded during the second quarter of 1996. Management has expended considerable time since the merger in 1995 evaluating the credit quality of the Company's loan portfolio and standardizing its credit analysis procedures and standards. The provision during the second quarter of 1997 was based on management's analysis of the Bank's loan portfolio and adequacy of allowance for loan losses.

   Total noninterest income decreased $7,000, or 0.6%, during the second quarter of 1997 compared to the second quarter of 1996. Included in this decrease were decreases of $49,000, or 8.9%, in trust fees, and $20,000, or 10.9%, in service charges on deposit accounts. Somewhat offsetting those decreases was an increase of $53,000 in gains on sales of mortgage loans held-for-sale.

   Total noninterest expenses decreased $205,000, or 5.6%, during the second quarter of 1997 compared to the second quarter of 1996. Included in the decrease were decreases in salaries and employee benefits of $20,000, and other expenses of $216,000. The reduction in salary and employee benefits reflected continued efficiency improvements which resulted in lowering the Company's number of employees. The decrease in other expenses included decreases in expenses for marketing, directors fees (directors are currently being compensated by a stock option plan adopted during the second quarter of 1997 in lieu of cash payments as had occurred in 1996), and overall reductions due to improved efficiency.

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


RECENT REGULATORY DEVELOPMENTS

   The Committee on Banking and Financial Services of the U.S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its subsidiaries.

   Additionally, legislation has been enacted in Illinois that would allow Illinois banks, effective October 1, 1997, to engage in insurance activities, subject to various conditions, including requirements for the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Legislation has also been enacted in Illinois that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years.

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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 1997, the Company's annual meeting of stockholders was held. At the meeting, Robert J. Cochran, Gregory B.Lykins and August C. Meyer, Jr. were elected to serve as Class II directors with terms expiring in 2000. Continuing as Class I directors until 1999 are David J. Downey, Van A. Dukeman, Gene A. Salmon and James A. Sullivan. Continuing as Class III directors until 1998 are Roy V. Van Buskirk, George T. Shapland and Dean R. Stewart. The stockholders also voted to ratify the appointment of McGladrey & Pullen, LLP, as independent auditors for the 1997 fiscal year.

There were 4,898,497 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

Election of Directors:

                                               FOR         WITHHELD
Robert J. Cochran                           4,207,242        3,066
Gregory B. Lykins                           4,207,242        3,066
August C. Meyer, Jr.                        4,204,790        5,518

Ratification of Independent Auditors:

         FOR        AGAINST    ABSTAIN     BROKER NON-VOTES
     4,194,625        610       15,073          None


ITEM 5.  OTHER INFORMATION

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



Date:August 14, 1997



By:     /s/ David B. White
        Executive Vice President
        and Chief Financial Officer

Page 19
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -