Form 10-K
period 1997-12-31
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1998-03-30
CIK 941622

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                        Commission File Number: 33-90342

                       BANKILLINOIS FINANCIAL CORPORATION
                   f/k/a CENTRAL ILLINOIS FINANCIAL CO., INC.
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

                                     NONE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The index to exhibits is located on page 68 of 69 total sequentially numbered pages.


As of March 20, 1998, the Registrant had issued and outstanding 5,152,022 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998, was $55,435,704.*


* Based on the last reported price ($21.75) of an actual transaction in Registrant's Common Stock on March 20, 1998, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.



DOCUMENTS INCORPORATED BY REFERENCE

     None.
Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                       BANKILLINOIS FINANCIAL CORPORATION

                            Form 10-K Annual Report

                               Table of Contents

                                     Part I


Item 1.   Description of Business                                         1
          A.   General
          B.   Business of the Company and Subsidiaries
          C.   Competition
          D.   Monetary Policy and Economic Conditions
          E.   Regulation and Supervision
          F.   Employees

Item 2.   Properties                                                      7
Item 3.   Legal Proceedings                                               8
Item 4.   Submission of Matters to a Vote of Security Holders             8

                                    Part II

Item 5.   Market for Registrant's Common Equity and
              Related Stockholder Matters                                 8
Item 6.   Selected Consolidated Financial Data                            9
Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9
Item 8.   Financial Statements and Supplementary Data                    27
Item 9    Changes in and Disagreements on Accounting
              and Financial Disclosure                                   56

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant             57
Item 11.  Executive Compensation                                         61
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                             64
Item 13.  Certain Relationships and Related Transactions                 65

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                66
Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

       A.  GENERAL

       BankIllinois Financial Corporation (the "Company"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on December 9, 1994, and on June 30, 1995, acquired all of the outstanding stock of BankIllinois and The Champaign National Bank following the merger (the "Merger") of Central Illinois Financial Corporation ("CIF") and BankIllinois Financial Co. ("BKI"). On October 20, 1995, BankIllinois and The Champaign National Bank were merged to form BankIllinois ("BankIllinois" or the "Bank"), an Illinois chartered bank. The Company also has one non-bank subsidiary, BankIllinois Trust Company ("BankIllinois Trust Company"), an Illinois trust company. Effective February 27, 1998, the Company changed its name to its present name from Central Illinois Financial Co., Inc.

       B.  BUSINESS OF THE COMPANY AND SUBSIDIARIES

GENERAL

       The Company conducts the business of banking through BankIllinois, its wholly owned subsidiary, and trust business through BankIllinois Trust Company, also its wholly owned subsidiary. As of December 31, 1997, the Company had consolidated total assets of $539.4 million, stockholders' equity of $57.3 million and trust assets under administration of approximately $325.3 million. Substantially all of the income of the Company is currently derived from dividends received from BankIllinois. The amount of these dividends is directly related to the earnings of BankIllinois and is subject to various regulatory restrictions. See "Regulation and Supervision."

       BankIllinois conducts a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, consumer and real estate lending, including installment loans and personal lines of credit; safe deposit operations; and additional services tailored to the needs of individual customers, such as the sale of traveler's checks, cashier's checks and other specialized services. BankIllinois also offers personalized financial planning services through the PrimeVest Investment Center at BankIllinois, which services include a broad spectrum of investment products, including stocks, bonds, mutual funds and tax advantaged investments. In addition, BankIllinois Trust Company is a full service trust company which offers a wide range of services such as acting as trustee, consultant, guardian, executor and agent.

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

       BankIllinois and BankIllinois Trust Company's primary service area is Champaign County, Illinois.

LENDING ACTIVITIES

       GENERAL. BankIllinois' primary source of revenue is interest revenue from its lending activities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Net Interest Income."

       LOAN PORTFOLIO COMPOSITION. BankIllinois' loan portfolio totaled approximately $315.0 million at December 31, 1997, representing 58% of BankIllinois' total assets at that date. At that date, BankIllinois' loan portfolio included approximately $121.9 million of loans for commercial, financial and agricultural purposes, $141.1 million for real estate purposes and $52.0 million for installment and consumer purposes. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Financial Condition--Loans."

       For a discussion of risks with respect to BankIllinois' loan portfolio, BankIllinois' strategies for addressing and managing such risks, BankIllinois' non-performing loans and BankIllinois' allowance for losses on loans, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Allowance for Loan Losses and Loan Quality" and "--Financial Condition--Loans."

       INTEREST RATES AND FEES. Interest rates and fees charged on BankIllinois' loans are affected primarily by the market demand for loans and the supply of money available for lending purposes. These factors are affected by, among other things, general economic conditions and the policies of the Federal government, including the Board of Governors of the Federal Reserve System, legislative tax policies and governmental budgetary matters. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Net Interest Income."

INVESTMENT SECURITIES

       The carrying value of the Company's securities at December 31, 1997 was approximately $155.4 million, representing 29% of the Company's total assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Investment Securities."

INTEREST RATE SENSITIVITY

       For a discussion of BankIllinois' approach to managing its mix of interest rate sensitive assets and liabilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition--Interest Rate Sensitivity."

       C.  COMPETITION

       The Company faces strong competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in the Company's market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

       The Company faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. The Company attracts a significant amount of deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other commercial banks and savings institutions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and convenient branch locations with interbranch deposit and withdrawal privileges at each.

       D.  MONETARY POLICY AND ECONOMIC CONDITIONS

       The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies. In particular, the Federal Reserve Board (the "FRB") regulates money and credit conditions and interest rates in order to influence general economic conditions and interest rates, primarily through open market operations in U. S. government securities, varying the discount rate on member banks and nonmember bank borrowings and setting reserve requirements against bank deposits. Such FRB policies and acts have a significant influence on overall growth and distribution of bank loans, investments, deposits and related interest rates. The Company cannot accurately predict the effect, if any, such policies and acts may have in the future on its business or earnings.

       E.  REGULATION AND SUPERVISION

GENERAL

       Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the FRB, the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

       Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

       The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

       PENDING LEGISLATION. Legislation is pending in Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

THE COMPANY

       GENERAL. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the BHCA. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

       INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank; or
(iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

       The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be so
closely related to banking ... as to be a proper incident thereto.   Under
current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

       Federal law also prohibits acquisition of control of a bank, such as the Bank, or bank holding company, such as the Company, without prior notice
to certain federal bank regulators.   Control  is defined in certain cases as
the acquisition of 10% of the outstanding shares of a bank or bank holding company.

       CAPITAL REQUIREMENTS.   Bank holding companies are required to
maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

       The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.
The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan losses.

       The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

       As of December 31, 1997, the Company had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 17.7% and a leverage ratio of 10.9%.

       DIVIDENDS. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

       In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL), or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

       DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

       During the year ended December 31, 1997, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

       The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

       FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1997, the Bank paid FICO assessments totaling $48,000.

       COMMISSIONER ASSESSMENTS. All Illinois banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1997, the Bank paid supervisory fees to the Commissioner totaling $45,000.

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

       The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

       During the year ended December 31, 1997, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 9.6% and a risk-based capital ratio of 15.8%.

       Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending
Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

       DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay dividends in excess of their adjusted profits.

       The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. As of December 31, 1997, approximately $1.6 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

       INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

       SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

       BRANCHING AUTHORITY. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

       Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers unless any Illinois bank involved has been in existence and continuous operation for more than five years.

       STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from
Page 6
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

       FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.293 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

BANKILLINOIS TRUST COMPANY

       BankIllinois Trust Company is an Illinois corporation which conducts a full service trust business in the State of Illinois pursuant to a certificate of authority issued to it by the Commissioner under the Illinois Corporate Fiduciaries Act (the "Fiduciaries Act"). The Fiduciaries Act requires BankIllinois Trust Company, among other things, to maintain a minimum level of capital, as determined by the Commissioner, and to obtain the approval of the Commissioner before opening branch offices or acquiring another trust company. BankIllinois Trust Company is subject to periodic examination by the Commissioner and the Commissioner has the authority to take action against it to enforce compliance with the laws applicable to its operations. BankIllinois Trust Company is also subject to supervision and regulation by the FRB under the BHCA.

       F.  EMPLOYEES

       The Company had a total of 227 employees at December 31, 1997, consisting of 161 full-time employees and 41 part-time at BankIllinois and 23 full-time employees and 2 part-time at BankIllinois Trust Company. The Company places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiaries. The Company offers a variety of employee benefits, and management considers its employee relations to be excellent.


ITEM 2.     PROPERTIES

       BankIllinois owns the land and building at the Company's principal executive offices at 100 West University, Champaign, Illinois, which is also BankIllinois' main banking office. In addition, BankIllinois owns three separate branch facilities, one a few blocks away, one approximately two miles away from the main banking office of BankIllinois and the other approximately five miles away. BankIllinois also leases space in two supermarket stores and operates a branch facility at each store. One supermarket branch is situated in Urbana, approximately three miles from BankIllinois' main office. The second is located in Mahomet, approximately ten miles from BankIllinois' home office. In addition, BankIllinois leases three other branch facility locations, one approximately two miles southwest of the main office, a second facility located two miles southeast of the main office, and a third facility located two miles east of the main office scheduled to open in May 1998. BankIllinois also leases approximately 13,000 square feet in a building located down the street from the main banking office. This location had been used for operations and other support services. During 1997, some of these functions were relocated to the Bank's main office and a sublease entered into for a portion of this space.

       BankIllinois also owns three other buildings and four parking lots which are located within a mile of its main office. One of the buildings and one parking lot was sold subsequent to year-end. The second building is being managed as rental property. The third building is used for storage. Three of the parking lots are partially leased and are also used by BankIllinois employees. The fourth parking lot is for employee use only.

       The Company believes that its facilities are adequate to serve its present needs. The main office for the Company, BankIllinois and
BankIllinois Trust Company is owned in fee and is unencumbered.
Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 3.     LEGAL PROCEEDINGS

       In the course of business, the Company, BankIllinois and BankIllinois Trust Company become involved in various lawsuits and claims that are incidental to their respective businesses. As of the date of filing this report, there were no causes of action which would have a material adverse effect on the business or financial condition of the Company, BankIllinois or BankIllinois Trust Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no items submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       The Company's Common Stock was held by approximately 409 shareholders of record as of March 16, 1998, and is traded in the over-the-counter market.

       The following table shows, for the periods indicated, the range of prices per share of the Company's Common Stock in the over-the-counter market, as reported to the Company by the brokers known to the Company to regularly follow the market for the Common Stock. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions, and have not been adjusted to reflect the 5% stock dividends paid by the Company on May 15, 1996 and June 6, 1997.


1996
  QUARTER ENDING:                 PRICE/SHARE
  March 31, 1996                $13.00 - $13.25
  June 30, 1996                 $13.25 - $14.00
  September 30, 1996            $13.25 - $13.75
  December 31, 1996             $14.00 - $16.25


1997
  QUARTER ENDING:                 PRICE/SHARE
  March 31, 1997                $15.25 - $16.50
  June 30, 1997                 $15.87 - $17.00
  September 30, 1997            $16.00 - $18.75
  December 31, 1997             $18.00 - $21.75


       The Company paid a 5% stock dividend in the second quarter of 1996 and paid no dividends during the remaining quarters of the 1996 fiscal year. In 1997 the Company also paid a 5% stock dividend in the second quarter and in the fourth quarter declared a $.08 per share cash dividend, payable January 16, 1998.

       The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Bank's ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.
Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 1997. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein.

                                                           YEAR ENDED DECEMBER 31,
                                              1997      1996      1995      1994      1993
                                             (dollars in thousands, except per share data)
Interest income                            $37,346   $35,088   $35,903   $33,086    $33,273
Interest expense                            19,410    17,825    17,689    14,487     15,688

Net interest income                         17,936    17,263    18,214    18,599     17,585
Provision for loan losses                      465       375     3,097       565      3,015

Net interest income after provision
            for loan losses                 17,471    16,888    15,117    18,034     14,570
Noninterest income                           4,476     4,291     3,951     4,258      5,041
Noninterest expense                         13,888    14,495    19,054    17,480     15,882
Income tax expense                           2,659     2,183       248     1,466      1,062
Discontinued operations--gain on
            disposal of subsidiary               0         0       570     4,634      3,244
Cumulative effect of change in
            accounting principles                0         0         0         0       (220)

Net income                                  $5,400    $4,501      $336    $7,980     $5,691

Basic earnings per share:
  Income from continuing operations          $1.05     $0.87    ($0.05)    $0.64      $0.51
  Discontinued operations--gain on
            disposal of subsidiary            0.00      0.00      0.11      0.89       0.62
  Cumulative effect of change in
            accounting principles             0.00      0.00      0.00      0.00      (0.04)

  Net income                                 $1.05     $0.87     $0.06     $1.53      $1.09

Diluted earnings per share:
  Income from continuing operations          $1.03     $0.85    ($0.05)    $0.64      $0.51
  Discontinued operations--gain on
            disposal of subsidiary            0.00      0.00      0.11      0.89       0.62
  Cumulative effect of change in
            accounting principles             0.00      0.00      0.00      0.00      (0.04)

  Net income                                 $1.03     $0.85     $0.06     $1.53      $1.09

Return on average total assets               1.05%     0.92%     0.07%     1.64%      1.18%
Return on average stockholders' equity       9.95%     9.00%     0.68%    18.19%     14.66%

Total assets                              $539,366  $515,440  $520,586  $495,313   $497,562
Investment in debt and equity
     securities                            155,386   153,492    97,304   106,034    120,650
Loans held for investment, net             309,729   280,281   311,519   326,204    304,749
Deposits                                   417,154   404,130   419,157   394,677    405,990
Borrowings                                  57,857    52,941    45,273    47,504     43,987
Total stockholders' equity                  57,330    52,096    48,408    46,766     42,130

Total stockholders' equity to
     total assets                           10.63%    10.11%     9.30%     9.44%      8.47%


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 1997, 1996 and 1995 for the Company, including BankIllinois and BankIllinois Trust Company, and an analysis of the Company's financial condition at December 31, 1997 compared to December 31, 1996 and at December 31, 1996 compared to December 31, 1995. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes which begin at page 28 of this report.
Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

       This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

       The three years ended December 31, 1997 was a period of transition for the Company involving fundamental reorganization of the consolidated organization.
       Effective February 27, 1998, the Company changed its corporate name to BankIllinois Financial Corporation. Prior to that date, it operated under the name of Central Illinois Financial Co., Inc.
       On December 13, 1994, BankIllinois Financial Co. and Central Illinois Financial Corporation entered into an agreement and plan of merger which provided for a merger of the two companies into the Company. The merger, which was accounted for as a pooling of interests, was completed on June 30, 1995. Accordingly, prior period consolidated financial statements have been restated as though the prior entities had been consolidated for all periods presented. On October 20, 1995 the two subsidiary banks, BankIllinois and Champaign National Bank, were merged into a single resulting bank known as BankIllinois. Additionally, on October 20, 1995 the Company transferred the trust operations of each of its subsidiary banks to its newly-formed trust company subsidiary known as BankIllinois Trust Company. Costs incurred during 1995 associated with the merger were approximately $1,036,000. The resulting effect of these costs on both basic and diluted earnings per share was a decrease of approximately $0.20 for the year ended December 31, 1995.
       In addition to the direct costs associated with the merger, the Company also incurred non-recurring restructuring costs during 1995 of approximately $1,786,000. Included in these restructuring costs were expenses related to reduction in work force, computer related expenses, adjustments to carrying value of premises and equipment deemed to be unnecessary for the ongoing operation of the merged entity and the consolidation of safe deposit boxes.
       Management of the Company continues to spend significant time and effort maintaining and improving asset quality. Changes in the loan policy with an increased focus on credit analysis prior to loan approval and an emphasis on early detection of problem assets instituted in 1995 contributed to net loans charged off of $2,478,000 and the provision for loan losses of $3,097,000 in 1995. The emphasis on loan quality resulted in net charge-offs being reduced to $670,000 in 1996, $1,808,000 less than in 1995. 1997 net charge-offs were $746,000, up slightly from 1996. The emphasis on loan quality also resulted in a decrease in the provision for loan losses in 1996 by $2,722,000 from 1995 resulting in a $375,000 provision in 1996. The provision for loan losses was $465,000 in 1997, up slightly from 1996. The allowance for loan losses was $5,306,000, or 1.68% of loans, at December 31, 1997 compared to $5,587,000, or 1.95% of loans, at December 31, 1996.

RESULTS OF OPERATIONS

       The Company earned $5,400,000 from continuing operations in 1997 compared to $4,501,000 in 1996 and a loss from continuing operations of $234,000 in 1995. Included in continuing operations were merger expenses of $1,036,000 and non-recurring restructuring costs of $1,786,000 in 1995. Continuing operations does not include the gain on sale of a subsidiary, net of tax of $570,000 in 1995.
Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

       The Company had net income (loss) of 1.05%, 0.92%, and (0.05%) from operations on average assets in 1997, 1996 and 1995, respectively. Other financial ratios follow:

                                FINANCIAL RATIOS

                                                    1997      1996      1995

Rate of return on continuing operations before discontinued
   operations:
        Average total assets                       1.05%     0.92%    (0.05%)
        Average total stockholders' equity         9.95%     9.00%    (0.47%)
Total rate of return on
        Average total assets                       1.05%     0.92%     0.07%
        Average total stockholders' equity         9.95%     9.00%     0.68%
Average stockholders' equity to average
            assets ratio                          10.57%    10.18%    10.00%


        The rate of return on continuing operations in 1997 improved relative to 1996 and 1995. The 1995 results were affected by the merger and non-recurring restructuring expenses incurred. Basic earnings (loss) per share from continuing operations was $1.05, $0.87 and ($0.05) in 1997, 1996 and 1995, respectively. Total basic earnings per share included net income per share of $0.11 in 1995 from discontinued operations--gain on sale of subsidiary. Total basic earnings per share was $1.05, $0.87 and $0.06 in 1997, 1996 and 1995, respectively.
        Diluted earnings (loss) per share from continuing operations was $1.03, $0.85 and ($0.05) in 1997, 1996 and 1995, respectively. Total diluted earnings per share included net income per share of $0.11 in 1995 from discontinued operations gain on sale of subsidiary. Total diluted earnings per share was $1.03, $0.85 and $0.06 in 1997, 1996 and 1995, respectively.

NET INTEREST INCOME

        Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets--primarily loans and investments--and interest paid or accrued on deposits and short-term borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 34%. The adjustment to net interest income for the tax effect of tax-exempt assets is shown in the following schedule. Net tax equivalent
(TE) interest income of $18,105,000 in 1997 reflected an increase from the $17,471,000 recorded in 1996, but a decrease from the $18,480,000 recorded in 1995.

                 NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
                                 (in thousands)

                                                 1997      1996      1995

Total interest income                          $37,346   $35,088   $35,903
Total interest expense                          19,410    17,825    17,689

   Net interest income                         $17,936   $17,263   $18,214
Tax equivalent adjustment:
   Tax-exempt investments                          156       196       252
   Tax-exempt loans                                 13        12        14

        Total adjustment                           169       208       266

Net interest income (TE)                       $18,105   $17,471   $18,480


Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                          CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                          (dollars in thousands)

                                       1997                     1996                        1995

                             AVERAGE                   AVERAGE                   AVERAGE
                             BALANCE INTEREST RATE     BALANCEINTEREST  RATE     BALANCE  INTEREST  RATE

Assets
Taxable investment
   securities<F1>          $156,101   $9,796  6.28%  $112,359  $6,797   6.05%    $90,675  $4,992  5.51%
Tax-exempt investment
   securities1 (T             6,674      458  6.86%     8,471     576   6.80%     10,919     741  6.79%
Federal funds sold           13,973      762  5.45%    34,723   1,874   5.40%     16,977     951  5.60%
Loans<F2><F3> (TE)          296,170   26,499  8.95%   294,384  26,049   8.85%    334,915  29,485  8.80%

   Total interest earning
        assets and interest
        income (TE)        $472,918  $37,515  7.93%  $449,937 $35,296   7.84%   $453,486 $36,169  7.98%

Cash and due from banks     $17,919                   $20,539                    $21,202
Premises and equipment       10,971                    10,802                     11,213
Other assets                 11,490                    10,197                     10,733

   Total assets            $513,298                  $491,475                   $496,634

Liabilities and Stockholders' Equity
Interest bearing demand
   deposits                $139,613   $5,087  3.64%  $118,296  $3,745   3.17%   $106,410  $2,927  2.75%
Savings                      17,557      334  1.90%    20,358     379   1.86%     23,850     585  2.45%
Time deposits               192,253   11,122  5.79%   193,486  11,096   5.73%    210,699  11,698  5.55%
Short-term borrowings        42,984    2,275  5.29%    39,598   2,006   5.07%     34,903   1,882  5.39%
FHLB advances                 8,942      592  6.62%     9,000     599   6.66%      9,000     597  6.63%

   Total interest bearing
     liabilities and
     interest expense      $401,349  $19,410  4.84%  $380,738 $17,825   4.68%   $384,862 $17,689  4.60%

Noninterest bearing
   demand deposits          $51,405                   $54,229                    $55,731
Other liabilities             6,288                     6,489                      6,370

   Total liabilities       $459,042                  $441,456                   $446,963
Stockholders' equity         54,256                    50,019                     49,671

   Total liabilities
        and stockholders'
        equity             $513,298                  $491,475                   $496,634

Interest spread (average
   rate earned minus
   average rate paid) (TE)                    3.09%                     3.16%                     3.38%

Net interest income (TE)             $18,105                  $17,471                    $18,480

Net yield on interest
   earning assets (TE)                        3.83%                     3.88%                     4.08%

Notes:

<F1> Investments in debt securities are included at carrying value.
<F2> Loans are net of unearned discount and allowance for loan losses.
     Nonaccrual loans are included in the total.
<F3> Loan fees of approximately $533,000, $473,000 and $499,000 in 1997,
     1996 and 1995, respectively, are included in total loan income.

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

                                             ANALYSIS OF VOLUME AND RATE CHANGES
                                                        (in thousands)

                                                 1997                     1996

                                      INCREASE                  INCREASE
                                     (DECREASE)                (DECREASE)
                                        FROM                      FROM
                                      PREVIOUS  DUE TO DUE TO   PREVIOUS DUE TO  DUE TO
                                        YEAR    VOLUME  RATE      YEAR   VOLUME   RATE

Interest Income
  Taxable investment securities       $2,999   $2,733   $266    $1,805  $1,280    $525
  Tax-exempt investment                 (118)    (123)     5      (165)   (166)      1
       securities
  Federal funds sold                  (1,112)  (1,129)    17       923     958     (35)
  Loans                                  450      157    293    (3,436) (3,601)    165

       Total interest income          $2,219   $1,638   $581     ($873)($1,529)   $656

Interest Expense
  Interest bearing demand deposits    $1,342     $736   $606      $818    $346    $472
  Savings                                (45)     (53)     8      (206)    (78)   (128)
  Time deposits                           26      (78)   104      (602)   (974)    372
  Short-term borrowings                  269      179     90       124     241    (117)
  Federal Home Loan Bank advances         (7)      (4)    (3)        2       0       2

       Total interest expense         $1,585     $780   $805      $136   ($465)   $601

Net Interest Income (TE)                $634     $858  ($224)  ($1,009)($1,064)    $55

        Total average earning assets increased from $449,937,000 in 1996 to $472,918,000 in 1997, generating higher levels of interest income in 1997, while interest expense also increased. Average investments in taxable securities increased $43,742,000 and generated an additional $2,999,000 in interest income, of which $2,733,000 was attributable to the volume increase. Average loans increased $1,786,000, resulting in an increase of $450,000 in interest income, of which $157,000 was attributable to an increase in the volume of loans and $293,000 was due to rate changes. The Company continues to emphasize credit quality and pricing. These increases were somewhat offset by decreases in average federal funds sold and tax-exempt investment securities. Average federal funds sold decreased $20,750,000 and contributed $1,112,000 less to interest income in 1997 as compared to 1996. Of this $1,112,000 decrease, $1,129,000 was due to volume, offset by $17,000 due to rate. Interest income earned on tax-exempt securities decreased $118,000 in 1997 due to a change in volume. Total interest income decreased $873,000 in 1996 from 1995. This was caused by decreases in loan interest income of $3,436,000 and tax-exempt investment securities income of $165,000 offset by increases in taxable investment securities of $1,805,000 and federal funds sold of $923,000. Of the $3,436,000 decrease in loan interest income, $3,601,000 was attributable to a decrease in volume offset by $165,000 attributable to an increase in rate.
        The Company establishes interest rates on loans and deposits based on market rates--such as the 91-day Treasury Bill rate and the prime rate--and interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral also are evaluated when determining loan rates. Rates were slightly higher in 1997 as compared to 1996. The average rate earned on loans increased slightly from 8.85% in 1996 to 8.95% in 1997. The yield on taxable investment securities increased 23 basis points from 6.05% for the year ended December 31, 1996 to 6.28% for the year ended December 31, 1997. The yield on federal funds sold increased 5 basis points from the year ended December 31, 1996.
        The actual balances of loans at December 31, 1997 were higher than at December 31, 1996. Real estate loans, commercial, financial and agricultural loans, and installment and consumer loans, increased $13,367,000, $11,868,000 and $3,932,000, respectively. These increases were due to increased loan demand and product marketing emphasis.
Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        Interest expense increased $1,585,000 in 1997. This was primarily caused by the increase of $1,342,000 of interest on interest bearing demand deposits. Of this increase, $736,000 was attributable to an increase in volume and $606,000 was attributable to rate, as the average rate paid increased from 3.17% in 1996 to 3.64% in 1997. A primary cause for this increase was the continued success of the Prime Investment account. This account pays a higher rate of interest than a regular money market account on balances of $25,000 and over and provides greater access to funds than a certificate of deposit. At December 31, 1997, the Prime Investment product accounted for $60,773,000, or 41.4%, of all interest bearing demand deposits compared to $42,775,000, or 33.6%, at December 31, 1996.
        Interest expense increased $136,000 in 1996. This was partly caused by the increase of $818,000 of interest on interest bearing demand deposits. Of this increase, $346,000 was attributable to an increase in volume and $472,000 was attributable to rate, as the average rate paid increased from 2.75% in 1995 to 3.17% in 1996. A primary cause for this increase was the introduction of the Prime Investment account in 1996.
        Interest expense on savings deposits decreased $45,000 in 1997 compared to 1996. Of this decrease, $53,000 was attributable to a decrease in volume, offset by $8,000 which was attributable to an increase in rate. The average interest rate paid increased from 1.86% in 1996 to 1.90% in 1997.
        Interest expense on savings deposits decreased $206,000 in 1996 compared to 1995. Of this decrease, $78,000 was attributable to a decrease in volume and $128,000 was attributable to a decrease in rate. The average interest rate paid decreased from 2.45% in 1995 to 1.86% in 1996.
        Interest expense on time deposits increased $26,000 in 1997 compared to 1996, reflecting the increase in average yield paid from 5.73% in 1996 to 5.79% in 1997, offset somewhat by the decrease in average time deposits outstanding of $1,233,000. The decrease of $602,000 in interest expense on time deposits in 1996 compared to 1995 was reflective of the decrease in average deposits outstanding of $17,213,000, offset somewhat by the increase in average yield paid from 5.55% in 1995 to 5.73% in 1996. Both the decrease in outstanding balance and the increase in rate paid were reflective of the local interest rate environment.
        Interest expense on short-term borrowings increased $269,000 in 1997 over 1996. The increase was a result of average short-term borrowings increasing $3,386,000 in 1997 to $42,984,000 from $39,598,000 in 1996, and the interest rate increasing from 5.07% in 1996 to 5.29% in 1997. Included in the average balance increase was an increase of $4,946,000 in daily repurchase agreements. Somewhat offsetting this increase was a $1,056,000 decrease in average term repurchase agreements and a $504,000 decrease in average federal funds purchased in 1997 compared to 1996.
        Interest expense on short-term borrowings increased $124,000 in 1996 over 1995. The increase was a result of average short-term borrowings increasing $4,695,000 in 1996 to $39,598,000 from $34,903,000 in 1995, offset by the interest rate decrease from 5.39% in 1995 to 5.07% in 1996. Included in the average balance increase was an increase of $4,836,000 in daily repurchase agreements. Average federal funds purchased increased $1,844,000 in 1996 compared to 1995, offset by a decrease of $1,984,000 in term repurchase agreements.

PROVISION FOR LOAN LOSSES

        The quality of the Company's loan portfolio is of prime importance to Company management and its Board of Directors, as loans are the largest component of the Company's assets. BankIllinois maintains an independent credit administration function which performs reviews of all large loans and all loans which present indications of additional credit risk. Approval of the senior loan committee, which meets weekly, is required prior to funding of all secured credit relationships over $500,000 and all unsecured relationships over $100,000. This committee also reviews nonaccrual loans and other problem loans. The Board of Directors meets monthly to review problem loans, BankIllinois' lending policies and practices, and the results of credit administration analyses.
        Continued emphasis on loan quality is reflected in net charge-offs being only slightly higher in 1997 than 1996. Net charge-offs increased from $670,000 in 1996 to $746,000 in 1997. The provision for loan losses increased $90,000, from $375,000 in 1996 to $465,000 in 1997. (See the section on Allowance for Loan Losses and Loan Quality elsewhere in this report for further discussion relating to the adequacy of the allowance for loan losses.) The Company charged off $998,000 in loans during 1997 compared to $1,538,000 in 1996. The largest increase was in the area of installment and consumer loans which increased from $725,000 in 1996 to $945,000 in 1997. Included in 1997 charge-offs was $445,000 of Visa fraud charge-offs. Recoveries of previously charged off loans were $252,000 in 1997 compared to $868,000 in 1996. Net charge-offs decreased to $670,000 in 1996, $1,808,000 less than the $2,478,000 in 1995. A corresponding decrease in the provision for loan losses in 1996 of $2,722,000 from 1995 also occurred. The resulting 1996 provision was $375,000. The Company charged off $1,538,000 in loans during 1996 compared to $2,674,000 in 1995. Recoveries of previously charged off loans were $868,000 in 1996 compared to $196,000 in 1995, with the greatest recoveries coming in the area of commercial, financial and agricultural loans, having recoveries of $647,000 in 1996. The Company continues to emphasize credit analysis and early detection of problem loans.

Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

NONINTEREST INCOME

        Noninterest income increased $185,000, or 4.3% from 1996 to 1997. Included in this increase was an increase in trust fees of $95,000, or 4.9%. The bulk of this increase was in the farm management area due to grain market prices and the timing of sales. Net securities transactions increased $42,000, or 1,050.0% from ($4,000) in 1996 to $38,000 in 1997. Due to decreasing interest rates, some securities were called in 1997. The unamortized discount on the called securities was taken into income at the call date. Service charges and fees increased $27,000, or 1.5%, from $1,839,0000 in 1996 to $1,866,000 in 1997. Contributing to the increase was the opening of the Primevest Investment Center in 1996. Fees collected for brokerage, mutual funds and annuity transactions were approximately $25,000 higher in 1997 than in 1996.
        Noninterest income increased $340,000, or 8.6% from 1995 to 1996. This was attributed to increases in trust fees of $331,000, or 20.7%, and gains on sales of mortgage loans of $67,000, or 33.7%, offset by a decrease in other noninterest income of $33,000. The increase in trust fees was due to the transition to a higher quality based fee schedule. The increase in gains on mortgage loans was due to the volume of loans sold increasing to $17,726,000 in 1996 from $13,572,000 in 1995. The Company strives to minimize interest rate risk on mortgage loans held for sale by selling loans as soon after commitment as possible.

NONINTEREST EXPENSE

        Total noninterest expense decreased $607,000, or 4.2%, to
$13,888,000 in 1997 from $14,495,000 in 1996.  The 1996 expense was a decrease of $4,559,000, or 23.9%, from 1995 noninterest expense of $19,054,0000. During 1997, advertising and marketing expenses decreased $264,000, or 32.1% from 1996, other noninterest expense decreased $231,000, or 10.9%, office supplies decreased $85,000, or 14.4%, salaries and employee benefits decreased $53,000, or 0.7%, and equipment decreased $47,000, or 4.9%. During the same period, federal deposit insurance premiums increased $46,000, or 2,300%. The decrease in 1996 can be attributed to improved efficiencies resulting from the merger and the absence of merger and restructuring expenses incurred in 1995. The Company continued to experience improved efficiencies during 1997.
        During 1997, salaries and employee benefits decreased $53,000, or 0.7%, from $7,795,000 to $7,742,000 as continued efficiencies resulted in a reduction of the number of employees from 1996 to 1997. During 1996, salaries and employee benefits decreased $1,688,000, or 17.8%, from 1995. This was primarily associated with improved efficiencies resulting in fewer employees after the merger, the absence of severance expense which had been incurred in 1995, and a reduction in profit sharing contribution from 7% to 5%. During 1995, salaries and employee benefits included $981,000 of severance expenses related to the departure of certain employees during the merger and restructuring of the Company and its subsidiaries.
        Occupancy expense increased $10,000 in 1997 and $30,000 in 1996.
The 1996 increase included a full year of expense on BankIllinois' facility in southwest Champaign which opened mid-year 1995.
        Equipment expense decreased $47,000 in 1997 compared to 1996.
$39,000 of the decrease was due to lower depreciation expense in 1997. Equipment expense decreased $183,000 in 1996. This was mostly due to a decrease of $116,000 in depreciation expense and a decrease in maintenance agreements because of converting more of the Company's computer applications to a service bureau from an in-house computer system in the fourth quarter of 1995.
        Advertising and marketing expense decreased $264,000, or 32.1% from $822,000 in 1996 to $558,000 in 1997. The 1996 expense was an increase of $191,000, or 30.3% from $631,000 in 1995. 1996 expenses were up due to additional advertising to establish name recognition after the merger of BankIllinois and Champaign National Bank in October 1995.
        On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund, such as the two former subsidiary banks which were recently merged into BankIllinois, from the then-prevailing range of 0.23% to 0.31% of deposits, to a range of 0.04% to 0.31% of deposits. The change in FDIC assessments has significantly decreased the amount of deposit insurance assessments that well capitalized and well managed BIF-insured institutions, such as BankIllinois, pay to the FDIC. Additionally, because the change in BIF assessments was applied retroactively to June 1, 1995, BIF-member institutions, including BankIllinois, became entitled to a refund of the difference between the amount of assessments previously paid at the higher assessment rates for the period from June 30, 1995 through September 30, 1995 and the amount that would have been paid for that period at the new rates.
On September 15, 1995, BankIllinois received a refund of $247,000, of which $61,000 represented the assessment overpayment for the quarter ended June 30, 1995, and $186,000 represented the assessment overpayment for the quarter ended September 30, 1995. As a result of the 1995 amendment, BankIllinois, being a well capitalized institution with a risk classification of 1A, was assessed the minimum amount of $1,000 semiannually during 1996.
        The Deposit Insurance Funds Act of 1996 (DIFA) eliminated the minimum assessment. It established a Financing Corporation (FICO) rate that is not tied to the FDIC risk classification. The FICO BIF annual rate was
1.298 basis points for the first half of 1997 and 1.262 basis points for the second half of 1997. The FDIC insurance assessment is a combined rate of the FICO
Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

 BIF and the FDIC risk classification. BankIllinois, being classified 1A, incurred no FDIC risk classification expense. BankIllinois incurred $48,000 of FDIC insurance assessments during 1997.
        Merger expenses include expenses directly related to the cost of merging BankIllinois Financial Co. and Central Illinois Financial Corporation, now known as BankIllinois Financial Corporation, on June 30, 1995 and merging Champaign National Bank and BankIllinois, now known as BankIllinois, on October 20, 1995. These expenses included attorney fees, accountant fees, other professional fees, postage, communication with stockholders and various other miscellaneous expenses.
        Office supplies decreased $85,000, or 14.4% from 1996 to 1997 and decreased $151,000, or 20.4% from 1995 to 1996. 1995 and early 1996 office supply expense was higher due to changing forms and re-stocking of supplies following the merger.
        The loss on other real estate for 1995 included write downs to market value of $100,000 on a contract receivable and $150,000 on two other pieces of real estate that were foreclosed on in previous years.
        Other noninterest expense decreased $231,000 in 1997 and $1,035,000 in 1996. Included in the 1997 change was a decrease of $127,000 for director fees (during the second quarter of 1997, a compensation plan using stock options was adopted for directors of the Company and BankIllinois). Also included in 1997 other expenses were $132,000 of expenses due to the closing of the Champaign Money Market branch on May 10th. Included in 1995 other expenses are restructuring costs, including write downs of the old Champaign National Bank main bank building of $300,000 and $75,000 on computer equipment. Total restructuring expenses amounted to $1,786,000 in 1995, most of which has already been discussed in preceding paragraphs.

INCOME TAX EXPENSE--CONTINUING OPERATIONS

        Income tax expense increased $476,000 in 1997 compared to 1996, primarily due to higher income in 1997 resulting in more taxable income for 1997 compared to 1996. Income tax expense increased $1,935,000 in 1996 compared to 1995, primarily the result of lower expenses resulting in more taxable income for 1996 compared to 1995.
        The tax effects of temporary differences which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are shown in note 12 in the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

        On July 30, 1992, BankIllinois divested its interest in its wholly owned subsidiary, BankIllinois Co., which was involved in the processing of monthly telephone bills for cellular telephone companies. At the time of the sale, BankIllinois received $1,000,000, which equalled BankIllinois' carrying value of the subsidiary. The total sales price was based upon the annual operating revenues of the former subsidiary from July 1, 1992 through June 30, 1995 up to a maximum of $15,000,000. Based upon operating revenues of the former BankIllinois Co., the Company recorded a gain of $570,000 during 1995. The last payment on the sale was received early in 1995.
        Through December 31, 1995, the maximum gross proceeds of $15,000,000 related to the sale of BankIllinois Co. were realized by the Company.

FINANCIAL CONDITION

        Total assets of $539,366,000 were $23,926,000, or 5%, higher at December 31, 1997 than at December 31, 1996. Included in the increase in assets was an increase of $29,448,000, or 11%, in loans, net of allowance for loan losses, an increase of $5,390,000, or 4%, in securities held for sale, and an increase in other assets of $2,238,000, or 38%. These increases were somewhat offset by a decrease of $8,400,000, or 30%, in fed funds sold, a decrease of $3,351,000, or 15%, in investment securities, and a decrease of $2,237,000, or 7%, in cash and due from banks. The increase in year-end assets was partially a result of deposits being $13,024,000, or 3%, higher at December 31, 1997 than at December 31, 1996. Short-term borrowings were $5,916,000, or 13%, higher at December 31, 1997 than at December 31, 1996. Average assets were also $21,823,000, or 4%, higher in 1997 than in 1996. Included in the increase in average assets was an increase of $41,945,000, or 35%, in total investments in debt and equity securities, and an increase of $1,786,000, or 1%, in average net loans including mortgage loans held for sale. Somewhat offsetting this was a decrease of $20,750,000, or 60%, in federal funds sold. The increase in average assets was a result of higher deposits and short-term borrowings in 1997. Total average deposits increased $14,459,000, or 4%, in 1997 from 1996. Included in this increase were some shifts in the average deposit mix in 1997 versus 1996. Average interest bearing demand deposits increased $21,317,000, or 18%, from 1996 to 1997. Somewhat offsetting this increase were decreases of $2,824,000, or 5%, in noninterest bearing demand deposits, decreases of $2,801,000, or 14%, in savings deposits, and a decrease of $1,233,000, or 1%, in time deposits.
Much of the shift in deposits can be attributed to the Prime Investment account.
Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

INVESTMENT SECURITIES

        The carrying value of investments in debt and equity securities was as follows:

                          CARRYING VALUE OF SECURITIES
                                 (in thousands)

December 31,                                    1997       1996       1995

Available-for-sale:
  U.S. Treasury                              $40,530    $42,969    $42,288
   Federal agencies                           87,478     78,262     20,951
   Mortgage-backed securities                  6,242      8,226      9,190
   Corporate and other obligations             1,067        470      1,027

            Total available-for-sale        $135,317   $129,927    $73,456


Held-to-maturity:
   U.S. Treasury                               1,897      2,004    $11,548
   Federal agencies                            9,615     12,039          0
   Mortgage-backed securities                      0        257        703
   State and municipal                         7,007      7,570      9,179

            Total held-to-maturity           $18,519    $21,870    $21,430


Non-marketable equity securities               1,550      1,695      2,418

              Total securities              $155,386   $153,492    $97,304

        As of September 30, 1995, in conjunction with the merger of BankIllinois Financial Co. and Central Illinois Financial Corporation, debt securities with an amortized cost of $2,577,000 and an estimated market value of $2,529,000 were transferred from held-to-maturity to available-for-sale.
A deferred tax asset of $16,000 was recorded to reflect the tax effect of the market valuation adjustment and the net decrease resulting from the market valuation adjustment of $32,000 was recorded to the separate component of stockholders' equity.
        As of December 31, 1995, in accordance with the provisions of a special report issued by the Financial Accounting Standards Board (FASB) in November 1995 entitled, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," debt securities with an amortized cost of $11,208,000 and an estimated market value of $11,371,000 were transferred from held-to-maturity to available-for-sale. A deferred tax liability of $55,000 was recorded to reflect the tax effect of the market valuation increase of these debt securities resulting in a net market valuation adjustment of $108,000 being recorded to the separate component of stockholders' equity.
        The unrealized gain (loss) on securities available-for-sale, net of tax effect, increased to a gain of $298,000 at December 31, 1997 from a net loss of $109,000 at December 31, 1996.

Page 17
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The following table shows the maturities and weighted-average yields of investment securities at December 31, 1997:

         MATURITIES AND WEIGHTED AVERAGE YIELDS OF DEBT SECURITIES
                             (dollars in thousands)

                                                   December 31, 1997

                                    1 year    1 to 5    5 to 10    Over
                                    or less    years     years   10 years    Total

Securities available-for-sale
  U.S. Treasury                   $19,958    $20,572        $0        $0    $40,530
   Federal agencies                11,426     69,942     6,110         0     87,478
   Mortgage-backed securities           0          0       808     5,434      6,242
   Other securities                   745        322         0         0      1,067

       Total                      $32,129    $90,836    $6,918    $5,434   $135,317

Average Yield (TE)                  5.96%      6.15%     6.87%     6.41%      6.15%

Securities held-to-maturity
   U.S. Treasury                   $1,000       $897        $0        $0     $1,897
   Federal agencies                     0      7,591     2,024         0      9,615
   State and municipal              1,325      4,122       622       938      7,007

       Total                       $2,325    $12,610    $2,646      $938    $18,519

Average Yield (TE)                  6.33%      6.33%     6.86%     7.32%      6.45%

LOANS

        The following tables present the amounts and percentages of loans at December 31 for the years indicated according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                             AMOUNT OF LOANS OUTSTANDING
                                                (dollars in thousands)
                                    1997       1996      1995      1994       1993
Commercial, financial and
   agricultural                  $121,927   $110,059  $121,180  $113,325   $118,906
Real estate                       141,091    127,724   127,893   136,098    105,952
Installment and consumer           52,018     48,101    68,425    82,579     86,379

   Subtotal                      $315,036   $285,884  $317,498  $332,002   $311,237
Less: Unearned discount                 1         16        97       535      1,802

   Total loans                   $315,035   $285,868  $317,401  $331,467   $309,435

                                           PERCENTAGE OF LOANS OUTSTANDING

                                    1997       1996      1995      1994       1993
Commercial, financial and
   agricultural                    38.70%     38.50%    38.17%    34.14%     38.21%
Real estate                        44.79%     44.68%    40.28%    40.99%     34.04%
Installment and consumer           16.51%     16.82%    21.55%    24.87%     27.75%

   Total                          100.00%    100.00%   100.00%   100.00%    100.00%


        Total loans increased by $29,167,000 from December 31, 1996 to December 31, 1997, with increases in commercial, financial and agricultural loans, real estate loans and installment and consumer loans of $11,868,000, $13,367,000 and $3,917,000, respectively. $4,487,000 of the commercial, financial and agricultural loan increase was attributable to an increase in Page 18
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 dealer floor plan loans. The increase in real estate loans was attributable to an increase of $17,066,000 in commercial real estate, offset by a decrease of $3,699,000 in residential real estate. Strong loan demand was responsible for the overall increase in loans.
        Total loans decreased by $31,533,000 from December 31, 1995 to December 31, 1996, with decreases in commercial, financial and agricultural loans, real estate loans and installment and consumer loans of $11,121,000, $169,000 and $20,324,000, respectively. $16,267,000 of the installment and consumer loan decrease was attributable to a decrease in indirect auto financing loans. The emphasis on loan quality and pricing, coupled with the competitive nature of the market, was responsible for the decrease.
        The balance of loans outstanding as of December 31, 1997 by maturities is shown in the following table:

                                             MATURITY OF LOANS OUTSTANDING
                                                 (dollars in thousands)

                                                    December 31, 1997

                                            1 year      1-5     over 5
                                            or less    years     years     Total
Commercial, financial and agricultural     $67,621   $36,076   $18,230  $121,927
Real estate                                 14,478    47,692    78,921   141,091
Installment and consumer                    17,932    32,017     2,069    52,018

   Total                                  $100,031  $115,785   $99,220  $315,036

Percentage of total loans outstanding       31.75%    36.75%    31.50%   100.00%


        As of December 31, 1997, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $10,923,000 in fixed-rate loans and $43,383,000 in floating-rate loans. Real estate loans with maturities greater than one year at December 31, 1997 included $32,739,000 in fixed-rate loans and $93,874,000 in floating-rate loans.

ALLOWANCE FOR LOAN LOSSES AND LOAN QUALITY

     The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                                                        ALLOWANCE FOR LOAN LOSSES
                                                          (dollars in thousands)

                                              1997      1996      1995      1994      1993

Allowance for loan losses at
  beginning of year                         $5,587    $5,882    $5,263    $4,686   $3,977

Charge-offs during period:
  Commercial, financial and agricultural       (53)    ($610)  ($1,827)    ($159) ($1,818)
  Real estate                                    0      (203)     (186)      (40)     (77)
  Installment and consumer                    (945)     (725)     (661)     (434)    (802)

      Total                                  ($998)  ($1,538)  ($2,674)    ($633) ($2,697)

Recoveries of loans previously charged off:
  Commercial, financial and agricultural       $69      $647       $54      $350      $97
  Real estate                                   15        37        24       159       24
  Installment and consumer                     168       184       118       136      270

       Total                                  $252      $868      $196      $645     $391

           Net (charge-offs) recoveries      ($746)    ($670)  ($2,478)      $12  ($2,306)
Provision for loan losses                      465       375     3,097       565    3,015

Allowance for loan losses at end of year    $5,306    $5,587    $5,882    $5,263   $4,686

Ratio of net charge-offs to
  average net loans                           0.25%    0.23%     0.74%     0.00%    0.76%

        Management reviews criteria such as the customer's historic loan payment performance, financial statements, financial ratios, cash flow, net worth, collateral and guaranties, as well as local and national economic factors, in determining whether
Page 19
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 loans should be written off as uncollectible. The Company records a loss if it is probable that a loss will occur and the amount can be reasonably estimated.
        The Company's risk of loan loss is dependent on many factors: economic conditions, the extent and values of underlying collateral, significant concentrations of loans within the portfolio, the ability and willingness of borrowers to perform according to loan terms and management's competence and judgement in overseeing lending, collecting and loan-monitoring activities. The risk of loss from commercial, financial and agricultural loans is significantly impacted by economic factors and how these factors affect the particular industries involved. The local economy has remained stable for the past several years.
        An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by the Company's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the Board of Directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations, current delinquent and nonperforming loans, current economic conditions, peer group information and results of recent audits or regulatory examinations. A significant portion of the increased charge-offs during 1995 were a result of the emphasis placed on the early detection of problem credits.
        The following table shows the allocation of the allowance for loan losses allocated to each category.

                                                    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                     December 31,

                                                      1997     1996     1995     1994    1993
Allocated:
   Commercial, financial and agricultural            $3,661   $3,799  $4,235   $2,210   $2,343
   Real estate <F1>                                     424      503     470      895      562
   Installment and consumer                             478      559     706      684      609

       Total allocated allowance                     $4,563   $4,861  $5,411   $3,789   $3,514
Unallocated allowances                                  743      726     471    1,474    1,172

Total                                                $5,306   $5,587  $5,882   $5,263   $4,686

<F1> Residential real estate only for 1997, 1996 and 1995.

        The portion of the allowance for loan losses which was
unallocated increased to $743,000 at December 31, 1997 from
$726,000 a year earlier.  There were slight decreases in the dollars allocated to commercial, financial and agricultural, residential real estate and installment and consumer loans.  The allocation of the allowance beginning in 1995 was based on a different method than had been used by either the former
BankIllinois or Champaign National Bank in prior years.
Allocations were made based on loan portfolio balances
(commercial, financial and agricultural, including commercial real estate; residential real estate; and installment and
consumer loans) applied to corresponding factors (dollars).  The increase in the dollar allocation to commercial, financial and agricultural loans since December 31, 1994 and reduction in the dollar allocation to real estate was due primarily to the
inclusion of commercial real estate in the commercial category for 1995, 1996 and 1997.
        The unallocated portion of the allowance for loan losses ($743,000) at December 31, 1997 represented additional reserves available to cover losses in any of the three categories listed in the table which may exceed the allocated amount.
        Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analyses performed by the credit administration department, the internal loan committees and the Board of Directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.
        The following table presents the aggregate amount of loans considered to be nonperforming for the periods indicated. Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans which are troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."
Page 20
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                    NONPERFORMING LOANS (IN THOUSANDS)

                                                                   December 31,

                                           1997          1996          1995      1994      1993
Nonaccrual loans                     <F1> $2,208   <F1> $2,135  <F1> $2,270     $2,327    $1,520

Loans past due 90 days or more              $747          $384         $846       $144      $317

Renegotiated loans                          $140          $162         $179       $198      $522

<F1>  Includes $415,000 at December 31, 1997, $448,000 at December 31,
      1996 and $109,000 at December 31, 1995 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

        There were no other interest earning assets which would be required to be disclosed as being nonperforming if such other assets were loans.
        At December 31, 1997, BankIllinois had approximately $4,954,000 in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. Approximately $172,000 of these potential problem loans and $1,793,000 of the non-performing loans were considered impaired as defined in SFAS 114. The remaining $4,782,000 of the potential problem loans have either had timely payments or were adequately secured and loss of principal or interest was determined to be unlikely at that time.
        Loans over 90 days past due which are not well secured and in the process of collection are placed on nonaccrual status. The total of $2,208,000 nonaccrual loans at December 31, 1997 was slightly higher than the December 31, 1996 amount of $2,135,000. Loans past due 90 days or more but still accruing increased by $363,000 in 1997 to a balance of $747,000 at December 31, 1997.
        The following table categorizes nonaccrual loans as of December 31, 1997 based on levels of performance and also details the allocation of interest collected during the period in 1997 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making some periodic payments would be included in the limited performance category.

                                          NONACCRUAL AND RELATED INTEREST PAYMENTS
                                                       (in thousands)

                                             CASH INTEREST PAYMENTS APPLIED AS:

                                    AT DECEMBER 31, 1997            RECOVERY OF   REDUCTION
                                  BOOK   CONTRACTUAL   INTEREST    PRIOR PARTIAL     OF
                                 BALANCE   BALANCE      INCOME      CHARGE-OFFS   PRINCIPAL
Contractually past due with:
   Substantial performance       $648      $767           $5            $0           $57
   Limited performance              0         0            0             0             0
   No performance               1,560     2,809            0             0             0

Total                          $2,208    $3,576           $5            $0           $57

        As shown in the table above, the nonaccrual loans with no
performance at December 31, 1997 made up the largest share of the total (71%). The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded. Included in this category was a $479,000 loan secured by a parking deck, a $266,000 loan which is well secured by a first mortgage on residential real estate, and $540,000 in loans associated with an accounting practice which are partially secured by residential real estate.
        Loans which are 90 days or more past due that continue to accrue interest increased by $363,000 from December 31, 1996 to a balance of $747,000 at December 31, 1997 and consisted largely of commercial real estate loans ($503,000) and personal installment loans ($73,000). These loans are well secured and in the process of collection.
Page 21
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        Management believes that the allowance for loan losses at December 31, 1997 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented.

PREMISES AND EQUIPMENT

        Total premises and equipment increased $536,000 in 1997 from 1996. Included in the increase was the purchase of parking lots located near the Bank's main offices for $420,000. Other purchases of premises and equipment, including Main Bank remodeling, were somewhat offset by depreciation of $1,105,000.

OTHER ASSETS

        Other assets increased $2,238,000 in 1997 from 1996. The increase was primarily due to an increase in other real estate. Approximately $1,834,000, representing the value of an office building located adjacent to the Bank's main offices, was transferred to other real estate. In addition, approximately $513,000 of improvements were completed on this office building.

DEPOSITS

        The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:

                       AVERAGE BALANCE AND WEIGHTED AVERAGE RATE OF DEPOSITS
                                      (dollars in thousands)

                                1997             1996              1995

                                 WEIGHTED          WEIGHTED         WEIGHTED
                           AVERAGEAVERAGE   AVERAGE AVERAGE   AVERAGEAVERAGE
                           BALANCE RATE     BALANCE  RATE     BALANCE RATE
Demand
   Noninterest bearing    $51,405  0.00%    $54,229  0.00%   $55,731  0.00%
   Interest bearing       139,613  3.64%    118,296  3.17%   106,410  2.75%
Savings                    17,557  1.90%     20,358  1.86%    23,850  2.45%
Time
   $100,000 and over       36,172  5.74%     30,715  5.41%    38,122  4.38%
   Under $100,000         156,081  5.80%    162,771  5.80%   172,577  5.81%

   Totals                $400,828          $386,369         $396,690


        In analyzing its deposit activity, management has noted that average total deposits increased $14,459,000 during 1997. Included in this increase were shifts in the average deposit mix in 1997 versus 1996. Average interest bearing deposits increased $21,317,000, or 18%. Somewhat offsetting this increase were decreases in noninterest bearing deposits of $2,824,000, or 5%, a decrease in savings deposits of $2,801,000, or 14%, and a decrease of $1,233,000, or 1% in time deposits. The Prime Investment account (included in interest bearing demand deposits) continued to be successful in attracting deposits, increasing from $42,775,000 at December 31, 1996 to $60,773,000 at December 31, 1997.
Page 22
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The table below sets forth the maturity of deposits greater than $100,000 at December 31, 1997:

                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                                 (in thousands)

                                                          TOTAL
MATURITY AT DECEMBER 31, 1997                    CDS      IRAS    DEPOSITS

3 months or less                              $16,845    $1,056   $17,901
3 to 6 months                                   5,510       378     5,888
6 to 12 months                                 10,218       471    10,689
Over 12 months                                  5,614     1,104     6,718

   Total                                      $38,187    $3,009   $41,196


SHORT-TERM BORROWINGS

        Short-term borrowings include federal funds purchased, which are generally overnight transactions, and securities sold under repurchase agreements, which mature from one day to three years from the date of sale. The table in note 9 in the Notes to Consolidated Financial Statements shows the balances of short-term borrowings at December 31, 1997 and 1996, the average balance for the years ended December 31, 1997, 1996 and 1995, and the maximum month-end value during each year.

FAIR VALUES OF FINANCIAL INSTRUMENTS

        The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 1997 and 1996, are disclosed in note 18 in the Notes to Consolidated Financial Statements.

CAPITAL

        Total stockholders' equity rose $5,234,000 from $52,096,000 at December 31, 1996 to $57,330,000 at December 31, 1997. The increase represents net income of $5,400,000, a $108,000 increase from stock appreciation rights, a $407,000 unrealized gain on investment in debt and equity securities available-for-sale, net of tax, less cash dividends totaling $412,000, net Treasury Stock transactions of $266,000 and the purchase of $3,000 in fractional shares of common stock following the stock dividend.
        Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and BankIllinois are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.
        Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at December 31, 1997 and 1996 were 10.9% and 10.7%, respectively. The leverage ratio for BankIllinois for the same periods were 9.6% and 10.2%--well above the regulatory minimum for both the Company and BankIllinois.
        The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets at December 31, 1997 and 1996 were 17.7% and 17.7%--significantly higher than the regulatory minimum. BankIllinois' total risk-weighted assets were also significantly higher than the regulatory minimum--15.8% and 17.0% for the years ended December 31, 1997 and 1996.

INFLATION AND CHANGING PRICES

        Changes in interest rates and a bank's ability to react to interest rate fluctuations have a much greater impact on a bank's balance sheet and net income than inflation. A review of net interest income, liquidity and rate sensitivity should assist in the understanding of how well the Company is positioned to react to changes in interest rates.
Page 23
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

LIQUIDITY AND CASH FLOWS

        The Company requires cash to fund loan growth and deposit withdrawals. Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. The Asset Liability Committee ("ALCO") of BankIllinois, which includes all executive managers, meets monthly to monitor the demand for cash and initiates programs and policies as considered necessary to meet funding gaps.
        The Company was able to adequately fund loan demand and meet liquidity needs in 1997. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and due from banks and federal funds sold (cash) decreased $10,637,000 from December 31, 1996 to December 31, 1997. The decrease resulted from net cash used by investing activities, offset by cash provided by financing and operating activities.
        The Company's future short-term requirements for cash are not expected to significantly change and will continue to be provided by investment maturities, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. No outside borrowing is anticipated. The Company expects to maintain FHLB advances near the current level. These funds are matched to seven-year balloon and ten-year fixed-rate residential mortgage loans booked in previous years. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain funds from several sources. The Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks to meet short-term requirements. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.
        Management is not aware of any current recommendations by the Company's primary regulators which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

INTEREST RATE SENSITIVITY

        The concept of interest sensitivity attempts to gauge exposure of BankIllinois' net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of BankIllinois to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. BankIllinois must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. BankIllinois monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods.
Page 24
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The following table presents the Company's interest rate sensitivity position at various intervals at December 31, 1997:

                                      RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                                            (dollars in thousands)

                                            1-30      31-90    91-180    181-365   Over
                                            Days      Days      Days      Days    1 Year
Interest earning assets:
   Federal funds sold                      $19,600       $0        $0        $0        $0    $19,600
   Debt and equity securities<F1>            9,166   17,288    11,604    32,127    85,201    155,386
   Loans<F2>                                82,295   18,660    23,237    41,257   150,994    316,443

      Total interest earning assets       $111,061  $35,948   $34,841   $73,384  $236,195   $491,429

Interest bearing liabilities:
   Savings and interest bearing
      demand deposits                     $163,399       $0        $0        $0        $0   $163,399
   Time deposits                            22,289   19,290    44,166    56,330    51,987    194,062
   Federal funds purchased and
      securities sold under
      repurchase agreements                 44,334      200     2,100     3,223         0     49,857
Federal Home Loan Bank advances                  0    1,000         0     2,000     5,000      8,000

            Total interest bearing
                 liabilities              $230,022  $20,490   $46,266   $61,553   $56,987   $415,318

Net asset (liability) funding gap        ($118,961) $15,458  ($11,425)  $11,831  $179,208    $76,111

Repricing gap                                 0.48    1.75       0.75     1.19      4.14       1.18
Cumulative repricing gap                      0.48    0.59       0.61     0.71      1.18       1.18

<F1>  Debt and equity securities include available-for-sale securities.
<F2>  Loans include held-for-sale mortgage loans.

        At December 31, 1997, the Company tended to be liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $1,190,000 in 30 days and $1,035,000 in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods.
        In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis and $4,060,000 from the Federal Home Loan Bank on a secured basis.
        The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. Investments in debt and equity securities are analyzed by performing duration calculations to determine price volatility for interest rate shifts of plus or minus 300 basis points. Call criteria and prepayment assumptions are taken into consideration. All other financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime or the fed funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The current market value of loans is computed by discounting cash flows at market rates as the discount rate. Categories of cash, fed funds, demand deposits, accrued receivables and payables, and other assets and other liabilities are priced at book value regardless of the interest rate shock. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 300 basis points in 100 basis point increments.
        The market value volatility, risk, is a function of term.  The longer the term, the greater the volatility (risk). Balances with very short terms, loans linked to prime or savings, have little market value risk, while long-term balances--e.g., mortgages--have much greater market value risk. Having short-term deposits and longer term assets results in a negative slope in
Page 25
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 the change in market value--i.e., decreasing market value as rates rise.
The steeper this slope, the greater the risk. Risk can be decreased by shortening the mismatch between assets and liabilities.
        The following table shows hypothetical results based on these shock levels:

                             (dollars in millions)

                                     MARKET
                               VALUE OF PORTFOLIO       PERCENT
CHANGE IN INTEREST RATES             EQUITY    CHANGE    CHANGE
300 basis point rise                    $36     ($20)     (36%)
200 basis point rise                     42      (14)     (25%)
100 basis point rise                     49       (7)     (13%)
Base scenario                            56        -        -
100 basis point decline                  62        6       11%
200 basis point decline                  68       12       21%
300 basis point decline                  75       19       34%


        The foregoing computations are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit mix. The computed estimates should not be relied upon as a projection of actual results. Despite the limitations on preciseness inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Bank's current mix of interest earning assets and interest bearing liabilities. Management continues to use the results of these computations, along with the results of its computer model projections, in order to maximize current earnings while positioning the Bank to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

NEW ACCOUNTING RULES AND REGULATIONS

        In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This Statement requires an entity to include a statement of comprehensive income in their full set of general-purpose financial statements. Comprehensive income consists of the net income or loss of the entity plus or minus the change in equity of the entity during the period from transactions, other events, and circumstances resulting from nonowner sources. Statement No. 130 is effective for years beginning after December 15, 1997 and will require financial statements of earlier periods that are presented for comparative purposes to be reclassified.
        The FASB has also issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 requires a publicly-held entity to disclose financial and other descriptive information about all of its reportable operating segments. This Statement will require disclosure of net income or loss, certain specific revenue and expense items, and assets for each segment presented and disclosure of a reconciliation of this information with the corresponding amounts recognized in the financial statements of the entity. This Statement will also require disclosure of other pertinent segment information, including the products and services provided by its operating segments and the method by which the operating segments were determined. Statement No. 131 is effective for financial statements issued related to periods beginning after December 15, 1997 and will require comparative information of earlier years presented to be restated.

YEAR 2000

        The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be some expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences.
Page 26
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements begin on page 28.
Page 27
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 1997, 1996 and 1995
Page 28
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                       BANKILLINOIS FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT                                                  30



CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                                31

   Consolidated Statements of Income                                          32

   Consolidated Statements of Changes in Stockholders' Equity                 33

   Consolidated Statements of Cash Flows                                   34-35

   Notes to Consolidated Financial Statements                              36-55

Page 29
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                         INDEPENDENT AUDITOR'S REPORT



The Board of Directors
BankIllinois Financial Corporation
Champaign, Illinois:

We have audited the accompanying consolidated balance sheets of BankIllinois Financial Corporation (formerly known as Central Illinois Financial Co., Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of BankIllinois Financial Corporation and subsidiaries, for the year ended December 31, 1995 was audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankIllinois Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





Champaign, Illinois
February 6, 1998
Page 30
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1997 and 1996
(in thousands, except share data)



                                                                                  1997      1996
Assets
Cash and due from banks                                                         $28,958   $31,195
Federal funds sold                                                               19,600    28,000
         Cash and cash equivalents                                               48,558    59,195
Investments in debt and equity securities:
    Available-for-sale, at estimated market value                               135,317   129,927
    Held-to-maturity, estimated market value of $18,635
     and $21,945 at December 31, 1997 and 1996, respectively                     18,519    21,870
    Non-marketable equity securities                                              1,550     1,695
         Total investments in debt and equity securities                        155,386   153,492
Mortgage loans held for sale                                                      1,408     1,277
Loans, net of allowance for loan losses of $5,306 and
         $5,587 at December 31, 1997 and 1996, respectively                     309,729   280,281
Premises and equipment, net                                                      11,253    10,717
Accrued interest receivable                                                       4,833     4,517
Other assets                                                                      8,199     5,961
         Total assets                                                          $539,366  $515,440

Liabilities and Stockholders' Equity
Deposits:
     Demand, noninterest bearing                                                $59,693   $64,837
     Demand, interest bearing                                                   146,776   127,414
     Savings                                                                     16,623    17,787
     Time, $100 and over                                                         41,196    35,550
     Other time                                                                 152,866   158,542
         Total deposits                                                         417,154   404,130
Short-term borrowings                                                            49,857    43,941
Federal Home Loan Bank advances                                                   8,000     9,000
Accrued interest payable                                                          1,736     1,576
Other liabilities                                                                 5,289     4,697
         Total liabilities                                                      482,036   463,344

Stockholders' equity:
   Preferred stock, no par value;  300,000 shares authorized                          0         0
   Common stock, $0.01 par value; 6,500,000 shares authorized;
     5,206,663 and 5,206,835 shares issued at December 31, 1997
     and 1996, respectively                                                          52        52
   Paid in capital                                                               23,156    23,057
   Retained earnings                                                             34,733    29,745
   Unrealized gain (loss) on securities available-for-sale                          298      (109)
                                                                                 58,239    52,745
   Less:  treasury stock, at cost, 65,765 and 48,720 shares at
    December 31, 1997 and 1996, respectively                                       (909)     (649)
         Total stockholders' equity                                              57,330    52,096
         Total liabilities and stockholders' equity                            $539,366  $515,440

See accompanying notes to consolidated financial statements.
Page 31
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 1997, 1996 and 1995
(in thousands, except share data)

                                                                                  1997      1996      1995
Interest income:
       Interest and fees on loans                                               $26,486   $26,037   $29,471
       Interest and dividends on investments in debt
          and equity securities:
             Taxable                                                              9,796     6,797     4,992
             Tax-exempt                                                             302       380       489
       Interest on federal funds sold and interest-bearing deposits                 762     1,874       951
                  Total interest income                                          37,346    35,088    35,903

Interest expense:
       Interest on demand, savings, and other time deposits                      14,466    13,558    13,541
       Interest on time deposits $100 and over                                    2,077     1,662     1,669
       Interest on short-term borrowings                                          2,275     2,006     1,882
       Interest on Federal Home Loan Bank advances                                  592       599       597
                  Total interest expense                                         19,410    17,825    17,689
                  Net interest income                                            17,936    17,263    18,214
Provision for loan losses                                                           465       375     3,097
                  Net interest income after provision for loan losses            17,471    16,888    15,117

Noninterest income:
       Service charges and fees                                                   1,866     1,839     1,857
       Trust fees                                                                 2,026     1,931     1,600
       Security transactions, net                                                    38        (4)        3
       Gains on sales of loans, net                                                 271       266       199
       Other                                                                        275       259       292
                  Total noninterest income                                        4,476     4,291     3,951

Noninterest expense:
       Salaries and employee benefits                                             7,742     7,795     9,483
       Occupancy                                                                  1,495     1,485     1,455
       Equipment                                                                    920       967     1,150
       Data processing fees                                                         733       716       700
       Advertising and marketing                                                    558       822       631
       Office supplies                                                              506       591       742
       Federal deposit insurance premiums                                            48         2       455
       Loss on other real estate                                                      0         0       250
       Merger expenses                                                                0         0     1,036
       Other                                                                      1,886     2,117     3,152
                  Total noninterest expense                                      13,888    14,495    19,054

                  Income from continuing operations before income taxes           8,059     6,684        14
Income taxes                                                                      2,659     2,183       248
                  Income (loss) from continuing operations                        5,400     4,501      (234)

Discontinued operations-gain on disposal of subsidiary, net of
     applicable income taxes of $0, $0, and $293 respectively                         0         0       570

                        Net income                                               $5,400    $4,501      $336

Per share data:
   Basic earnings (loss) per share from continuing operations                     $1.05     $0.87    ($0.05)
   Basic earnings per share from discontinued operations                           0.00      0.00      0.11
      Net income                                                                  $1.05     $0.87     $0.06

   Diluted earnings (loss) per share from continuing operations                   $1.03     $0.85    ($0.05)
   Diluted earnings per share from discontinued operations                         0.00      0.00      0.11
       Net income                                                                 $1.03     $0.85     $0.06

See accompanying notes to consolidated financial statements.
Page 32
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 1997, 1996 and 1995
(in thousands, except share data)

                                                                             Unrealized gain
                                        Common Stock Paid-in  Retained    (loss) on securities      Treasury Stock
                                    Shares    Amount capital  earnings     available-for-sale    Shares Amount   Total
Balance, January 1, 1995, as
   previously reported           4,951,258     $50  $18,974   $29,921          $(2,179)           0        $0  $46,766
Restated for 5% stock
   dividend-1997                   247,562       2    3,934   (3,936)                0            0         0        0
Balance, January 1, 1995, as
   restated                      5,198,820      52   22,908    25,985           (2,179)           0         0   46,766
Net income                               0       0        0       336                0            0         0      336
Cash dividends of pooled
   companies prior to merger             0       0        0      (321)               0            0         0     (321)
Cash dividends ($0.15 per share)         0       0        0      (756)               0            0         0     (756)
Issuance of common stock
   of pooled companies
   prior to merger                   9,212       0        6         0                0            0         0        6
Fractional shares of common
   stock purchased in merger          (944)      0       (2)        0                0            0         0       (2)
Stock appreciation rights                0       0       88         0                0            0         0       88
Change in unrealized
   gain (loss) on securities
   available-for-sale                    0       0        0         0            2,291            0         0    2,291
Balance, December 31, 1995       5,207,088      52   23,000    25,244              112            0         0   48,408
Net income                               0       0        0     4,501                0            0         0    4,501
Fractional shares of common
   stock purchased following
   stock dividend                     (253)      0       (3)        0                0            0         0       (3)
Stock appreciation rights                0       0       60         0                0            0         0       60
Change in unrealized
   gain (loss) on securities
   available-for-sale                    0       0        0         0             (221)           0         0     (221)
Treasury stock transactions, net         0       0        0         0                0       48,720      (649)    (649)
Balance, December 31, 1996       5,206,835      52   23,057    29,745             (109)      48,720      (649)  52,096
Net Income                               0       0        0     5,400                0            0         0    5,400
Cash dividends ($0.08 per share)         0       0        0      (412)               0            0         0     (412)
Fractional shares of common
   stock purchased following
   stock dividend                     (172)      0       (3)        0                0            0         0       (3)
Stock appreciation rights                0       0      108         0                0            0         0      108
Change in unrealized
   gain (loss) on securities
   available-for-sale                    0       0        0         0              407            0         0      407
Treasury stock transactions, net         0       0       (6)        0                0       17,045      (260)    (266)
Balance, December 31, 1997       5,206,663     $52  $23,156   $34,733             $298       65,765     $(909) $57,330

See accompanying notes to consolidated financial statements.
Page 33
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1997, 1996 and 1995
(in thousands)

                                                                                            1997      1996      1995
Cash flows from operating activities:
   Net income                                                                              $5,400    $4,501      $336
   Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
      Depreciation and amortization                                                         1,144     1,157     1,214
      Amortization of bond premiums, net                                                       25       140       114
      Provision for loan losses                                                               465       375     3,097
      Loss on other real estate                                                                 0         0       250
      Deferred income taxes                                                                   (27)      417    (1,633)
      (Gain) loss on security transactions                                                    (38)        4        (3)
      Gain on sales of loans, net                                                            (271)     (266)     (199)
      Gain on sale of subsidiary                                                                0         0      (570)
      Change in valuation allowance of premises and equipment                                   0         0       375
      Increase in accrued interest receivable                                                (316)      (74)     (147)
      Increase (decrease) in accrued interest payable                                         160      (388)      585
      Other, net                                                                               44      (203)       92
      Stock appreciation rights                                                               108        60        88
      Proceeds from sales of loans originated for sale                                     24,138    17,726    13,572
      Loans originated for sale                                                           (23,998)  (17,491)  (20,003)
                      Net cash provided by (used in) operating activities                   6,834     5,958    (2,832)

Cash flows from investing activities:
   Net (increase) decrease in loans                                                       (32,236)   38,430    11,538
   Proceeds from sale of subsidiary                                                             0         0     4,065
   Proceeds from maturities and calls of investments in debt securities:
      Held-to-maturity                                                                     18,346    15,053    24,180
      Available-for-sale                                                                   50,493    34,437    23,527
   Proceeds from sales of investments in debt and equity securities:
      Available-for-sale                                                                        0     2,000     2,717
      Non-marketable                                                                          145       723         0
   Purchases of investments in debt and equity securities:
      Held-to-maturity                                                                    (15,305)  (16,038)  (14,739)
      Available-for-sale                                                                  (59,134)  (94,212)  (24,244)
   Principal paydowns from mortgage-backed and mortgage-related securities:
      Held-to-maturity                                                                        257       446       626
      Available-for-sale                                                                    3,933       926        46
   Purchases of premises and equipment                                                     (1,642)     (854)   (2,108)
   Proceeds from sale of premises and equipment                                                 1        15        49
                      Net cash provided by (used in) investing activities                 (35,142)  (19,074)   25,657
Cash flows from financing activities:
   Net increase (decrease) in deposits                                                     13,024   (15,027)   24,480
   Net increase (decrease) in short-term borrowings                                         5,916     7,668    (2,231)
   Net decrease in Federal Home Loan Bank advances                                         (1,000)        0         0
   Cash dividends paid                                                                          0      (378)     (860)
   Treasury stock transactions, net                                                          (266)     (649)        0
   Fractional shares purchased following stock dividend                                        (3)       (3)        0
                      Net cash provided by (used in) financing activities                  17,671    (8,389)   21,389
                      Net increase (decrease) in cash and cash equivalents                (10,637)  (21,505)   44,214
Cash and cash equivalents at beginning of year                                             59,195    80,700    36,486
Cash and cash equivalents at end of year                                                  $48,558   $59,195   $80,700

Page 34
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                             $19,250   $18,213   $17,104
     Income taxes                                                                           2,060     1,748     3,115
   Transfer of mortgage loans held-for-sale to loans                                            0     8,175         0
   Transfer of debt and equity securities held-to-maturity to debt
      and equity securities available-for-sale                                                  0         0    13,785
   Securitization of mortgage loans to investment in debt and equity securities
       available-for-sale                                                                       0         0     1,417
   Disposal of equipment subject to valuation allowance                                         0        71         0
   Change in unrealized gain (loss) on securities available-for-sale                         (615)      333    (3,470)
   Change in deferred taxes attributable to unrealized gain (loss) on securities
      available-for-sale                                                                      208      (112)    1,179
   Real estate acquired through or in lieu of foreclosure                                   2,323       608        50
   Dividends declared not paid                                                                412         0       378

See accompanying notes to consolidated financial statements.
Page 35
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(1)     ORGANIZATION

Effective February 27, 1998, the Company changed its corporate name to BankIllinois Financial Corporation. Prior to that date, it operated under the name of Central Illinois Financial Co., Inc.

On December 13, 1994, BankIllinois Financial Co. and Central Illinois Financial Corporation entered into an Agreement and Plan of Merger which pro-vided for a merger of the two companies into BankIllinois Financial Corporation (the Company). The merger, which was accounted for as a pooling of interests, was completed on June 30, 1995. As a result of the merger, former stockholders of BankIllinois Financial Co. and Central Illinois Financial Corporation received 2,781,056 and 2,426,285 shares of Company common stock, respectively. On October 20, 1995 the two subsidiary banks, BankIllinois and the Champaign National Bank, were merged into a single resulting bank known as BankIllinois. Additionally, on October 20, 1995 the Company transferred its trust operations to a newly formed trust company subsidiary known as BankIllinois Trust Company.

The Company and its subsidiaries provide a full range of banking services to individual and corporate customers located within Champaign, Illinois, and the surrounding communities. BankIllinois and BankIllinois Trust Company are subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and conform to predominant practices within the banking industry. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, that affect the reported amounts of assets and liabil-ities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Property held by BankIllinois Trust Company in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets, since such items are not assets of the Company. Trust fees are recognized on the accrual basis.
Page 36
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

   Non-marketable equity securities, including BankIllinois' required investment in the capital stock of the Federal Home Loan Bank, are carried at cost, as fair values are not readily determinable.

   (c)  LOANS

   Loans are stated at the principal amount outstanding, net of unearned discount and the allowance for loan losses. Interest on commercial, financial, and agricultural; real estate; and selected installment loans is credited to income as earned, based upon the principal amount outstanding. Interest on the remaining installment loans is credited to income using a method which approximates the interest method.

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

   Mortgage loans held for sale are carried at the lower of aggregate cost or estimated market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on sales of loans held for sale are computed using the specific-identification method and are reflected in income at the time of sale.
Page 37
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   (d)  ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries.
   Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's ap-proach, which provides for general and specific valuation allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessment of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

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

   (e)  PREMISES AND EQUIPMENT

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization applicable to furniture and equipment and buildings and leasehold improvements is charged to occupancy expense using straight-line and accelerated methods over the estimated useful lives of the assets. Such lives are estimated to be three to seven years for furniture and equipment and five to fifty years for buildings and leasehold improvements. Maintenance and repairs are charged to operations as incurred.

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

   (g)  MORTGAGE SERVICING RIGHTS

   The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified primarily based on the contractual maturities of the underlying mortgages. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.
Page 38
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

   (i)  EARNINGS PER SHARE

   In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with Statement No. 128 requirements.

   Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding. The weighted average shares outstanding were 5,143,458, 5,185,994 and 5,203,175 for 1997, 1996 and 1995, respectively.

   Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and dilutive potential common shares outstanding. Options to purchase shares of the Company's common stock and stock appreciation rights, as discussed in note 14 to the consolidated financial statements, are the only dilutive potential common shares. The weighted average number of dilutive potential common shares is calculated using the treasury stock method. The weighted average shares and dilutive potential common shares outstanding were 5,261,059, 5,273,107 and 5,256,202 for 1997, 1996 and 1995,
   respectively.

   (j)  CASH AND CASH EQUIVALENTS

   For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

   (k)  STOCK DIVIDEND

   During May 1996 and May 1997, the Company effected 5% stock dividends. All references in the accompanying financial statements to number of shares and per share amounts have been retroactively restated to reflect the stock dividends.

   (l)  RECLASSIFICATION

   Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications have no effect on previously reported net income.
Page 39
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   (m)  EMERGING ACCOUNTING STANDARDS

   In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This Statement requires an entity to include a statement of comprehensive income in their full set of general-purpose financial statements. Comprehensive income consists of the net income or loss of the entity plus or minus the change in equity of the entity during the period from transactions, other events, and circumstances resulting from nonowner sources. Statement No. 130 is effective for years beginning after December 15, 1997 and will require financial statements of earlier periods that are presented for comparative purposes to be reclassified.

   The FASB has also issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 requires a publicly-held entity to disclose financial and other descriptive information about all of its reportable operating segments. This Statement will require disclosure of net income or loss, certain specific revenue and expense items, and assets for each segment presented and disclosure of a reconciliation of this information with the corresponding amounts recognized in the financial statements of the entity. This Statement will also require disclosure of other pertinent segment information, including the products and services provided by its operating segments and the method by which the operating segments were determined. Statement No. 131 is effective for financial statements issued related to periods beginning after December 15, 1997 and will require comparative information of earlier years presented to be restated.

(3)     CASH AND DUE FROM BANKS

The compensating balances held at correspondent banks was $1,086,000 and $632,000 at December 31, 1997 and 1996, respectively. BankIllinois maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, BankIllinois was required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves required to be held was $5,465,000 and $3,726,000 at December 31, 1997 and 1996, re-
spectively.

(4)     INVESTMENTS IN DEBT AND EQUITY SECURITIES

The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:


                                                  December 31, 1997
                                                    GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED    FAIR
                                         COST       GAINS     LOSSES      VALUE
Available-for-sale:
   U.S. Treasury and other
            government agencies       $127,690      $470        $152    $128,008
   Mortgage-backed securities            6,264        15          37       6,242
   Other                                   912       155           0       1,067
                                      $134,866      $640        $189    $135,317

Held-to-maturity:
   U.S. Treasury and other
            government agencies        $11,512       $36          $0     $11,548
   Obligations of states and
            political subdivisions       7,007        80           0       7,087
                                       $18,519      $116          $0     $18,635
Page 40
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

Proceeds from sales of investments in debt and equity securities during 1997, 1996 and 1995 were $145,000, $2,723,000 and $2,717,000, respectively.
Proceeds from maturities and calls of investments in debt and equity securities during 1997, 1996 and 1995 were $68,839,000, $49,490,000 and
$47,707,000, respectively. Gross gains (losses) of $38,000, ($4,000) and $3,000, respectively, were realized on securities transactions.

Investments in debt and equity securities with a carrying value of $91,474,000 and $76,885,000 were pledged at December 31, 1997 and 1996, respectively, to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

The amortized cost and fair value of investments in debt and equity securities (in thousands) at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                AVAILABLE-FOR-SALE    HELD-TO-MATURITY
                                              AMORTIZED    FAIR      AMORTIZED    FAIR
                                                COST       VALUE       COST       VALUE
Due in one year or less                        $31,943    $32,129     $2,325      $2,326
Due after one year through five years           90,582     90,836     12,610      12,680
Due after five years through ten years           6,077      6,110      2,646       2,672
Due after ten years                                  0          0        938         957
                                               128,602    129,075     18,519      18,635
Mortgage-backed securities                       6,264      6,242          0           0
              Total debt securities           $134,866   $135,317    $18,519     $18,635

Page 41
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(5)     LOANS

A summary of loans (in thousands), by classification, at December 31, 1997 and 1996 is as follows:

                                               1997         1996
Commercial, financial, and agricultural      $121,927   $110,059
Real estate                                   141,091    127,724
Installment and consumer                       52,018     48,101
                                              315,036    285,884
Less:
   Unearned discount                                1         16
   Allowance for loan losses                    5,306      5,587
                                             $309,729   $280,281

The Company makes commercial, financial, and agricultural; real estate; and installment and consumer loans to customers located in east-central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in east-central Illinois.

During 1997, 1996 and 1995, the Company sold approximately $24,138,000, $17,726,000, and $13,572,000, respectively, of residential mortgage loans in the secondary market, primarily to the Federal National Mortgage Association
(FNMA). Gross gains of approximately $275,000, $315,000, and $229,000 and gross losses of approximately $4,000, $49,000, and $30,000 were realized on the sales during 1997, 1996 and 1995, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 1997 and 1996:

                                                1997       1996
   FHLMC                                       $3,381     $4,558
   FNMA                                        94,104    104,088
   Illinois Housing Development Authority       3,848      3,718

In the normal course of business, loans are made to directors, executive officers, and principal stockholders of the Company and to parties which the Company or its directors, executive officers, and stockholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 1997 was as follows:


                                                1997
Balance, January 1                           $15,287
New loans                                      6,551
Repayments                                    (7,760)
Changes in relationship                       (3,025)
Balance, December 31                         $11,053
Page 42
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Activity in the allowance for loan losses (in thousands) for 1997, 1996 and 1995 was as follows:

                                                1997       1996       1995
Balance, beginning of year                     $5,587     $5,882     $5,263
Provision charged to expense                      465        375      3,097
Loans charged off                                (998)    (1,538)    (2,674)
Recoveries on loans previously charged off        252        868        196
Balance, end of year                           $5,306     $5,587     $5,882

The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 1997, 1996 and 1995:


                                                1997       1996        1995
Impaired loans on nonaccrual                   $1,793     $1,687     $2,161
Impaired loans continuing to accrue interest      172        751      1,534
Total impaired loans                           $1,965     $2,438     $3,695
Allowance for loan losses on impaired loans       773        644        862

Impaired loans for which there is no related
    allowance for loan losses                       0          0          0
Average recorded investment in impaired
    loans                                       3,129      3,051      4,788
Interest income recognized from impaired
    loans                                          98        106        201
Cash basis interest income recognized from
    impaired loans                                  6          5          0

(6)     PREMISES AND EQUIPMENT

A summary of premises and equipment (in thousands) at December 31, 1997 and 1996 is as follows:


                                                1997       1996
Land                                           $3,279     $2,825
Furniture and equipment                         5,475      6,512
Buildings and leasehold improvements           13,390     12,736
                                               22,144     22,073
Less accumulated depreciation and
     amortization                              10,891     11,356
                                              $11,253    $10,717

Depreciation and amortization expense was $1,105,000, $1,114,000, and $1,203,000 for 1997, 1996 and 1995, respectively.
Page 43
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through November 2007 and have renewal options to extend the lease terms for various dates through November 2017. The rental expense for these operating leases was $199,000, $226,000, and $222,000 in 1997, 1996 and 1995,
respectively.

Minimum annual rental payments required under the operating leases (in thousands), which have initial or remaining terms in excess of one year at December 31, 1997 are as follows:


                  1998                            $191
                  1999                             172
                  2000                             148
                  2001                             148
                  2002                             146
                  Thereafter                       155
                                                  $960

As a result of the merger between BankIllinois Financial Co. and Central Illinois Financial Corporation, certain banking facilities were deemed to be unnecessary for the ongoing operations of the merged entity. Accordingly, premises and equipment was identified to be disposed of and a charge of $375,000 was recorded to other noninterest expense in 1995 to reduce the book value of these assets. During 1996, certain data processing equipment was disposed of, and bank premises with an amortized cost of $1,821,000 and a corresponding valuation allowance of $304,000 as of December 31, 1997 are currently held for sale.

(7)     OTHER REAL ESTATE OWNED

On January 24, 1994, the Company entered into an agreement to sell the BankIllinois Executive Center (Executive Center). During 1997, the borrower defaulted on the loan and approximately $1,834,000 was transferred to other real estate. Additionally, approximately $513,000 of improvements were completed on this office building. It was 72% leased at December 31, 1997.

(8)     DEPOSITS

As of December 31, 1997, the scheduled maturities of time deposits (in thousands) were as follows:

                  1998                       $142,082
                  1999                         37,271
                  2000                         13,087
                  2001                          1,031
                  2002 and Thereafter             591
                                             $194,062
Page 44
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(9)     SHORT-TERM BORROWINGS

A summary of short-term borrowings (in thousands) at December 31, 1997 and 1996 is as follows:


                                                              1997      1996
Federal funds purchased                                     $8,400    $7,300
Securities sold under agreements to repurchase:
   U.S. Treasury and other government agency securities
      with carrying values of $64,559,000 and $60,641,000
      and market values of $64,588,000 and $60,646,000
      at December 31, 1997 and 1996, respectively           41,457    36,641
                                                           $49,857   $43,941

Information relating to short-term borrowings (dollars in thousands) is as follows:

                                                      1997        1996       1995
Federal funds purchased:
   Average daily balance                              $3,763     $4,267     $2,423
   Maximum balance at month-end (March
     1997, September 1996 and January
     1995)                                             9,100      7,650      6,600
   Weighted average interest rate at year-end          5.15%      6.99%      5.50%
   Weighted average interest rate for the year         5.35%      5.32%      5.82%

Securities sold under agreements to repurchase:
   Average daily balance                             $39,221    $35,415    $32,480
   Maximum balance at month-end
      (December 1997, January 1996 and
      August 1995)                                    41,457     38,277     36,268
   Weighted average interest rate at year-end          5.43%      5.20%      5.00%
   Weighted average interest rate for the year         5.29%      5.02%      5.36%

The securities underlying the agreements to repurchase are under the control of BankIllinois.

(10)    FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances (dollars in thousands) at December 31, 1997 is as follows:

                                                        WEIGHTED
                                                         AVERAGE
                                               AMOUNT     RATE
                  Maturing in year ending:
                     1998                      $3,000     6.49%
                     1999                       3,000     6.51%
                     2000                       1,000     6.57%
                     2001                       1,000     6.76%
                                               $8,000     6.54%
Page 45
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The terms of a security agreement with the FHLB require BankIllinois to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. BankIllinois has a total remaining borrowing capacity with the FHLB of approximately $4,060,000 at December 31, 1997 at a rate equal to the FHLB current advance rates.

(11)    LINE OF CREDIT

The Company has an unsecured line of credit of $2,000,000 from a third party lender. As of December 31, 1997, the entire line was available.

(12)    INCOME TAXES

Income tax expense (in thousands) for 1997, 1996 and 1995 is summarized as follows:

                                                1997       1996        1995
Federal:
   Current                                     $2,686     $1,766     $2,174
   Deferred                                       (27)       417     (1,633)
   Total                                       $2,659     $2,183       $541

Income taxes (in thousands) are included in the following categories:


                                                1997       1996        1995
Income from continuing operations               $2,659     $2,183       $248
Gain on disposal of subsidiary                       0          0        293
                                                $2,659     $2,183       $541

Actual income tax expense (in thousands) for 1997, 1996 and 1995 differ from the "expected" income taxes (computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income taxes) as follows:


                                                1997       1996        1995
Computed "expected" income taxes               $2,740     $2,272       $298
Tax-exempt interest income, net of
   disallowed interest expense                    (94)      (113)      (153)
Nondeductible merger-related expenses               0          0        360
Other, net                                         13         24         36
                                               $2,659     $2,183       $541
Page 46
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:


                                                1997       1996
Deferred tax assets:
   Unrealized holding loss on
         available-for-sale securities             $0        $55
   Allowance for loan losses                      973        976
   Deferred compensation                          901        814
   Other real estate                                0        184
   Severance payable                              112        181
   Stock appreciation rights                       87         50
   Other                                          162        221
         Total deferred tax assets             $2,235     $2,481
Deferred tax liabilities:
   Unrealized holding gain on
         available-for-sale securities          $(153)        $0
   Premises and equipment                        (827)      (818)
   Gain on sale of subsidiary                       0        (83)
   Other real estate                              (15)         0
   Other                                         (280)      (439)
         Total deferred tax liabilities       $(1,275)   $(1,340)
         Net deferred tax assets                  $960    $1,141

A valuation allowance would be provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has not established a valuation allowance as of December 31, 1997 or 1996, due to management's belief that all criteria for asset recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

(13)    RETIREMENT PLANS

The Company has established a profit sharing plan and a 401(k) plan for sub-stantially all employees who meet the eligibility requirements. The 401(k) plan, allows for participants' contributions of up to 10% of gross salary, the first 6% of which is available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company.

The Company has merged the profit sharing plan of the former Central Illinois Financial Corporation and the defined contribution plan of the former BankIllinois Financial Co., and 401(k) plans of both companies into the respective Central Illinois Financial Co., Inc. profit sharing and 401(k) plans. The assets of the plans were transferred during 1997.

Total contributions by the Company under the retirement plans discussed above totaled $386,000, $379,000 and $493,000 for 1997, 1996 and 1995,
respectively.

Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded expenses of $236,000, $207,000 and $714,000 in 1997, 1996 and 1995, respectively, related to these agreements.
Page 47
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(14)    STOCKHOLDERS' EQUITY

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

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
In 1994, the former BankIllinois Financial Co. established a stock incentive plan, which provides for the granting of shares of the Company's common stock to certain key managerial employees. These options vest and thus become exercisable ratably over a three-year period from the date granted. In 1994, the former Central Illinois Financial Corporation established a stock option plan which provides for the granting of non-qualified stock options and stock appreciation rights (SARs) to certain key managerial employees. The option price must be at least 100% of the fair market value of the common stock on the date the option is granted and the maximum option term cannot exceed 10 years. The plan allows for the granting of options in tandem with SARs. Exercise of a SAR cancels the related option and entitles the holder to receive a payment in return, equal to the excess of the fair market value of the shares subject to the option surrendered over the exercise price.
Payment by the Company will be made in shares of the Company's common stock with cash paid in lieu of fractional shares. The exercise of a SAR is subject to all of the terms and conditions of the related option.

In 1996, BankIllinois Financial Corporation established a stock incentive plan, which provides for the granting of shares of the Company's common stock to certain directors, officers and employees.

The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                             1997                1996                1995

                                                WEIGHTED            WEIGHTED            WEIGHTED
                                      AVERAGE    AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE
                                      BALANCE     RATE     BALANCE    RATE     BALANCE    RATE
Options outstanding, beginning
     of year                          276,122    $6.80     276,693    $6.80    276,693    $6.80
Granted ($14.64-$15.00 per share)      82,950    14.77           0     0.00          0     0.00
Exercised                               1,284     8.41         571     8.41          0     0.00
Options outstanding, end of year      357,788    $8.64     276,122    $6.80    276,693    $6.80

Options exercisable, end of year      319,113    $7.91     273,482    $6.79    192,474    $6.87

Weighted average fair value of
   options granted                               $5.76                  N/A                 N/A

Page 48
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               WEIGHTED
                                AVERAGE   WEIGHTED                         WEIGHTED
                               REMAINING   AVERAGE                          AVERAGE
    EXERCISE      NUMBER      CONTRACTUAL EXERCISE               NUMBER    EXERCISE
      PRICE     OUTSTANDING      LIFE       PRICE              OUTSTANDING   PRICE
      $6.52      233,608         $6.00      $6.52               233,608     $6.52
       8.10       11,124          6.75       8.10                11,124      8.10
       8.41       30,106          7.00       8.41                30,106      8.41
      14.64       53,550          3.00      14.64                14,875     14.64
      15.00       29,400          4.25      15.00                29,400     15.00
                 357,788         $5.51      $8.64               319,113     $7.91

The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models may not necessarily provide the best single measure of option value.


                                                1997       1996        1995
Number of options granted                      $82,950       $N/A       $N/A
Risk-free interest rate                          5.58%        N/A        N/A
Expected life, in years                           3.44        N/A        N/A
Expected volatility                             11.00%        N/A        N/A
Expected dividend yield                          1.68%        N/A        N/A
Estimated fair value per option                  $5.76        N/A        N/A

Grants under the stock incentive and stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for incentive stock option grants under the plans. Had compensation cost for all of the stock-based compensation plans been determined based on the fair values of awards (the method described by Statement No. 123), on the grant date, reported income and earnings per common share would have been reduced to the pro forma amounts shown below:


                                                1997       1996        1995
Net income on common stock:
   As reported                                 $5,400       $N/A        $N/A
   Pro forma                                    5,232        N/A         N/A
Basic earnings per common share:
   As reported                                   1.05        N/A         N/A
   Pro forma                                     1.02        N/A         N/A
Diluted earnings per common share:
   As reported                                   1.03        N/A         N/A
   Pro forma                                     0.99        N/A         N/A
Page 49
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

At December 31, 1997, 19,974 SARs remained outstanding.

(15)    DIVIDEND RESTRICTIONS

Banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. Retained earnings of BankIllinois available for payment of dividends, subject to maintenance of minimum capital requirements, was $1,620,000 at December 31, 1997.

(16)    DISCONTINUED OPERATIONS

On July 30, 1992, BankIllinois divested its interest in its wholly owned subsidiary, BankIllinois Co., which was involved in the processing of monthly telephone bills for cellular telephone companies. At the time of sale, BankIllinois received $1,000,000, which equaled the carrying value of the subsidiary. The total sales price was based upon the annual operating revenues of the former subsidiary from July 1, 1992 through June 30, 1995 up to a maximum of $15.0 million. Based upon operating revenues of the former BankIllinois Co., the Company has recorded the following gain (in thousands) during 1995:

             Gross gain on sale                  $926
             Expenses incurred in the sale        (63)
             Income tax effect                   (293)
                      Net gain on disposal       $570

The maximum gross proceeds of $15.0 million have been realized by the Company related to the sale of BankIllinois Co.

(17)    CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Following are the condensed balance sheets as of December 31, 1997 and 1996 and the related condensed statements of income and cash flows for 1997, 1996 and 1995 for BankIllinois Financial Corporation:


                        CONDENSED BALANCE SHEETS
                             (in thousands)
                                                1997       1996
Assets:
   Cash                                        $4,409       $171
   Investment in BankIllinois                  50,375     49,643
   Investment in BankIllinois Trust Company     2,204      2,097
   Investment in equity securities                696         91
   Organization costs, net                         11         22
   Other assets                                   261        164
                                              $57,956    $52,188
Liabilities and stockholders' equity:
   Dividends payable                             $412         $0
   Other liabilities                              214         92
   Stockholders' equity                        57,330     52,096
                                              $57,956    $52,188

Page 50
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                        CONDENSED STATEMENTS OF INCOME
                                 (in thousands)
                                                1997       1996        1995
Revenue:
   Dividends received from subsidiaries        $5,200     $1,000     $4,085
   Interest income on deposits                     48          1          2
   Dividend income on securities                    2          0          0
                                                5,250      1,001      4,087

Expenses:
   Amortization of organization costs              11         11         11
   Merger expenses                                  0          0      1,036
   Other                                          502        471        315
                                                  513        482      1,362

         Income before applicable income tax
            benefit and equity in undistributed
            income (loss) of subsidiaries       4,737        519      2,725
Applicable income tax benefit                     158        163        110
Equity in undistributed income (loss) of
   subsidiaries                                   505      3,819     (2,499)
         Net income                            $5,400     $4,501       $336



                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                                1997       1996        1995
Cash flows from operating activities:
   Net income                                  $5,400     $4,501       $336
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Equity in undistributed (income) loss
            of subsidiaries                      (505)    (3,819)     2,499
         Amortization of organization costs        11         11         11
         Stock appreciation rights                108         60         88
         Other, net                               (12)        46         99
               Net cash provided by operating
                  activities                    5,002        799      3,033
Cash flows from investing activities:
   Investment in BankIllinois Trust Company         0          0     (2,000)
   Purchases of equity securities                (495)       (91)         0
               Net cash used in investing
                  activities                     (495)       (91)    (2,000)
Cash flows from financing activities:
   Treasury stock transactions, net              (266)      (649)         4
   Fractional shares purchased following
      stock dividend                               (3)        (3)         0
   Cash dividends paid                              0       (378)      (860)
               Net cash used in financing
                  activities                     (269)    (1,030)      (856)
Cash at beginning of year                         171        493        316

Cash at end of year                            $4,409       $171       $493
Page 51
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(18)    DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its custom-ers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. The contractual amounts of those instru-ments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table summarizes these financial instruments and commitments (in thousands) at December 31, 1997 and 1996:


                                                1997       1996
Financial instruments whose contract amounts
   represent credit risk:
      Commitments to extend credit             $63,913   $66,295
      Standby letters of credit                  3,379     2,765

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
Page 52
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                                     1997                  1996
                                              CARRYING       FAIR   CARRYING        FAIR
                                                AMOUNT      VALUE     AMOUNT       VALUE
Assets:
   Cash and cash equivalents                   $48,558    $48,558   $59,195      $59,195
   Investments in debt and equity securities   155,386    155,502   153,492      153,567
   Mortgage loans held-for-sale                  1,408      1,408     1,277        1,277
   Loans                                       309,729    308,078   280,281      279,951
   Accrued interest receivable                   4,833      4,833     4,517        4,517
Liabilities:
   Deposits                                   $417,154   $417,267  $404,130     $404,712
   Short-term borrowings                        49,857     49,869    43,941       43,946
   Federal Home Loan Bank advances               8,000      8,083     9,000        9,083
   Accrued interest payable                      1,736      1,736     1,576        1,576

Management's fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

CASH AND CASH EQUIVALENTS
The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instru-ment and its expected realization.

INVESTMENTS IN DEBT AND EQUITY SECURITIES
The fair value of investments in debt and equity securities is estimated based on bid prices received from securities dealers.

LOANS
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 1997 and 1996.
Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

ACCRUED INTEREST RECEIVABLE
The carrying value of accrued interest receivable approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

DEPOSIT LIABILITIES
The fair value of deposits with no stated maturity, such as non-interest-bearing and interest-bearing demand deposits and savings deposits is the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market nor the benefit derived from the customer relationship inherent in existing deposits.
Page 53
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

SHORT-TERM BORROWINGS
The fair value of federal funds purchased and securities sold under agreements to repurchase is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on federal funds purchased and securities sold under agreements to repurchase with similar remaining maturities.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT
The fair value of commitments to extend credit is generally estimated using the fees currently charged to enter into similar agreements, taking into ac-count the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of commitments to extend credit and standby letters of credit approximates the balances of such commitments.

(19)    LITIGATION

Various legal claims have arisen in the normal course of business, which, in the opinion of Company management, will not result in any material liability to the Company.

(20)    REGULATORY CAPITAL

The Company and BankIllinois are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's and BankIllinois' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BankIllinois must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and BankIllinois' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.
Page 54
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

As of December 31, 1997, the most recent notification from the primary regulatory agency categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

The Company's and BankIllinois' actual capital amounts and ratios as of December 31, 1997 and 1996 are presented in the following tables:

                                                                           To be well
                                                                       capitalized under
                                                       For capital     prompt corrective
                                    Actual         adequacy purposes:  action provisions:
                                Amount     Ratio    Amount     Ratio    Amount     Ratio
As of December 31, 1997:
   Total capital
      (to risk-weighted assets)
     Consolidated              $61,340     17.7%   $27,746      8.0%       N/A
     BankIllinois              $54,471     15.8%   $27,673      8.0%   $34,591     10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated              $56,993     16.4%   $13,873      4.0%       N/A
     BankIllinois              $50,135     14.5%   $13,837      4.0%   $20,755      6.0%
   Tier I capital
      (to average assets)
     Consolidated              $56,993     10.9%   $20,974      4.0%       N/A
     BankIllinois              $50,135      9.6%   $20,860      4.0%   $26,075      5.0%

                                                                           To be well
                                                                       capitalized under
                                                       For capital     prompt corrective
                                    Actual         adequacy purposes:  action provisions:
                                Amount     Ratio    Amount     Ratio    Amount     Ratio
As of December 31, 1996:
   Total capital
      (to risk-weighted assets)
     Consolidated              $56,104     17.7%   $25,340      8.0%       N/A
     BankIllinois              $53,691     17.0%   $25,332      8.0%   $31,665     10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated              $52,125     16.5%   $12,670      4.0%       N/A
     BankIllinois              $49,713     15.7%   $12,666      4.0%   $18,999      6.0%
   Tier I capital
      (to average assets)
     Consolidated              $52,125     10.7%   $19,538      4.0%       N/A
     BankIllinois              $49,713     10.2%   $19,451      4.0%   $24,313      5.0%

Page 55
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
Page 56
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME                          DIRECTOR          POSITION WITH THE COMPANY AND
(AGE)                         SINCE<F1>         THE SUBSIDIARIES AND OCCUPATION
                                                FOR THE LAST FIVE YEARS
CLASS I
(TERM EXPIRES 1999)
David J. Downey               1992              Director of the Company; President, The Downey
(Age 56)                                        Group, Inc. (estate planning, wealth transfer
                                                and executive compensation organization)
                                                (1963-present)


Van A. Dukeman                1994              Director, President and Chief Operating Officer of
(Age 39)                                        the Company and the Bank; Director and President of
                                                BKI and BankIllinois (1994-1995); Executive Vice
                                                President and Chief Investment Officer, First Busey
                                                Trust & Investment Co. (1991-1993)

Gene A. Salmon                1991              Director of the Company; President, Cross
(Age 53)                                        Construction, Inc. (1979-present)

James A. Sullivan             1984              Director of the Company; Chief Executive
(Age 70)                                        Officer, Sullivan Chevrolet Company (1976-1997)

CLASS II
(TERM EXPIRES 2000)
Robert J. Cochran             1987              Director of the Company; Executive Vice President,
(Age 57)                                        General Counsel and Secretary of the Company and the
                                                Bank; President and Chief Executive Officer of
                                                BankIllinois Trust Company; Senior Vice President,
                                                Trust Officer, Secretary and General Counsel,
                                                CIF (1987-1995)

Gregory B. Lykins             1994              Director, Chairman of the Board and Chief Executive
(Age 50)                                        Officer of the Company and the Bank; Director,
                                                Chairman of the Board and Chief Executive Officer of
                                                BKI and BankIllinois (1994-1995); President and Chief
                                                Financial Officer, First Busey Corporation (1984-
                                                1993); Chairman, President and Chief Executive
                                                Officer, First Busey Trust & Investment Co.
                                                (1992-1993)

August C. Meyer, Jr.          1962              Director of the Company; President, Midwest
(Age 60)                                        Television Inc. (1976-present)

Page 57
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CLASS III
(TERM EXPIRES 1998)
Roy V. Van Buskirk            1991              Director of the Company; President, Bacon and Van
(Age 67)                                        Buskirk Glass Company and Danville Bacon and Van
                                                Buskirk Glass Company, Inc. (1968-1997)

George T. Shapland            1994              Director of the Company; President, Shapland
(Age 67)                                        Management Co. (1990-present)

Dean R. Stewart               1984              Director of the Company; Chairman of the Board, CIF
(Age 69)                                        (1991-1995); Chairman and Chief Executive Officer,
                                                Tri Star Marketing, Inc. (1974-present)

<F1> Indicates year first elected to the board of directors of the Company, the Bank or their predecessors.

     All of the Company s directors will hold office for the terms indicated, or until their respective successors are duly elected and qualified, and all executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company s directors or executive officers have been selected for their respective positions. Non-employee directors of the Company received $6,250 in cash compensation, representing their service for the first quarter of 1997. Effective April 1, 1997, these directors received fully vested options to purchase 4,200 shares of Common Stock for serving on the Boards of Directors and committees of the Company and certain of the subsidiaries for the remainder of 1997 through the first quarter of 1998. It is anticipated that options will be granted to the directors as compensation in the future on an annual basis. Directors of the Company who are also employees of the Company were not separately compensated for service on such Boards or committees.
Page 58
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BOARD COMMITTEES AND MEETINGS

     A total of seven regularly scheduled and special meetings were held by the Board of Directors of the Company during 1997. The Board of Directors of the Company has established an Audit Committee, a Compensation Committee and an Ad Hoc committee. During 1997, all directors attended at least 75 percent of the meetings of the Board and the committees on which they served, except Mr. Meyer, who attended 65% of such meetings.

     Members of the Audit Committee are Messrs. Stewart (Chair), Meyer, Van Buskirk and Sullivan, and Messrs. Lykins and Dukeman serve ex officio. The Audit Committee reports to the Board of Directors and has the responsibility to review and approve internal control procedures, accounting practices and reporting activities of the Subsidiaries. The committee also has the responsibility for establishing and maintaining communications between the Board and the independent auditors and regulatory agencies. The Audit Committee reviews with the independent auditors the scope of their examinations, with particular emphasis on the areas to which either the Audit Committee or the auditors believe special attention should be directed. It also reviews the examination reports of regulatory agencies and reports to the full Board regarding matters discussed therein. Finally, it oversees the establishment and maintenance of effective controls over the business operations of the Subsidiaries. The Audit Committee met four times in 1997.

     The members of the Compensation Committee are Messrs. Van Buskirk (Chair), Meyer, Stewart and Lykins, and Mr. Dukeman serves ex officio. The Compensation Committee reports to the Board of Directors and has responsibility for all matters related to compensation of executive officers of the Company, including review and approval of base salaries, review of salaries of executive officers compared to other financial services holding companies in the region, fringe benefits, including modification of the retirement plan, and incentive compensation. The Compensation Committee met three times in 1997.

     The members of the Ad Hoc Committee are Messrs. Van Buskirk (Chair), Downey, Shapland, Stewart, and Lykins, and Mr. Dukeman serves ex officio.
The Ad Hoc Committee reviews compensation to be paid to the Company's directors for service on the Board of Directors and attendance at Board and committee meetings, reviews the Company's dividend policy and nominates persons to serve on the Company's Board of Directors. The Ad Hoc Committee will consider nominations to the Board of Directors submitted by stockholders if such nominations are made in writing to the committee and otherwise comply with Article 2, Section 14 of the Company's bylaws. The Ad Hoc Committee met three times in 1997.

EXECUTIVE OFFICERS

     The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. The names and ages of the executive officers of the Company as of December 31, 1997, as well as the offices held by these officers on that date, other positions held with the Company and its subsidiaries and principal occupations for the past five years are set forth below.


Page 59
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                 POSITION WITH THE COMPANY AND
NAME                   AGE       SUBSIDIARIES AND PRINCIPAL OCCUPATION

Gregory B. Lykins      50        Chairman of the Board and Chief Executive
                                 Officer of the Company and BankIllinois;
                                 Director of BankIllinois Trust Company.
                                 Prior to the Merger, Mr. Lykins served as
                                 Chairman of the Board and Chief Executive
                                 Officer of BankIllinois Financial Co. and
                                 BankIllinois.  Mr. Lykins was President and
                                 Chief Financial Officer of First Busey
                                 Corporation, a bank holding company in
                                 Urbana, Illinois, and had been Chairman,
                                 President and Chief Executive Officer of
                                 First Busey Trust & Investment Co., a trust
                                 company subsidiary of First Busey
                                 Corporation, prior to joining BankIllinois
                                 Financial Co.

Van A. Dukeman         39        Director, President and Chief Operating
                                 Officer of the Company and BankIllinois;
                                 Director, BankIllinois Trust Company.  Prior
                                 to the Merger, Mr. Dukeman served as
                                 President and director of BankIllinois
                                 Financial Co.  Mr. Dukeman was Executive Vice
                                 President and Chief Investment Officer of
                                 First Busey Trust & Investment Co. prior to
                                 joining BankIllinois Financial Co.

Robert J. Cochran      57        Director of the Company and Executive Vice
                                 President, Secretary and General Counsel of
                                 the Company and BankIllinois and Chairman,
                                 President and Chief Executive Officer of
                                 BankIllinois Trust Company.  Prior to the
                                 Merger, Mr. Cochran served as Director,
                                 Senior Vice President, Secretary and General
                                 Counsel of Central Illinois Financial
                                 Corporation and Senior Vice President, Trust
                                 Officer, Secretary and General Counsel of The
                                 Champaign National Bank.

David B. White         46        Executive Vice President and Chief Financial
                                 Officer of the Company and BankIllinois.
                                 Prior to the Merger, Mr. White served as
                                 Executive Vice President and Chief Financial
                                 Officer of BankIllinois.  Mr. White was
                                 Senior Vice President and Chief Financial
                                 Officer of Bank One, Champaign-Urbana,
                                 Illinois, prior to joining BankIllinois
                                 Financial Co.

Charles R. Eyman       51        Executive Vice President of BankIllinois.
                                 Prior to the Merger, Mr. Eyman served as
                                 Senior Vice President of The Champaign
                                 National Bank.

Page 60
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the compensation earned during the three most recently completed fiscal years by the Chief Executive Officer and the four other most highly compensated executive officers of the Company (including those employed by the Company's subsidiaries) whose 1997 salary and bonus exceeded $100,000:

                                                                        LONG-TERM
                                                 ANNUAL               COMPENSATION
                                              COMPENSATION               AWARDS
(A)                               (B)        (C)          (D)              (G)              (I)
NAME AND                                                               SECURITIES        ALL OTHER
PRINCIPAL                                  SALARY                      UNDERLYING      COMPENSATION
POSITION                         YEAR      ($)<F1>     BONUS ($)    OPTIONS/SARS (#)      ($)<F2>
Gregory B. Lykins,               1995     $175,000     $55,000             --             $18,993
Chairman of the Board            1996      180,000      35,000             --              17,177
and Chief Executive Officer      1997      180,000      40,000            3,150            18,550

Van A. Dukeman,                  1995     $115,000     $40,000             --             $15,559
President and ChieF              1996      127,000      35,000             --              12,540
Operating Officer                1997      127,000      40,000            3,150            13,445

Robert J. Cochran,               1995     $108,625     $15,000             --             $14,872
Executive Vice President         1996      118,500      12,000             --              11,254
and General Counsel              1997      118,500      12,000            3,150            11,342

David B. White,                  1995      $90,000     $16,350             --             $11,368
Executive Vice President         1996       95,000      12,000             --               9,080
and Chief Financial Officer      1997       95,000      15,000            3,150             9,395

Charles R. Eyman,                1995      $91,500     $15,000             --             $13,540
Executive Vice President         1996       95,000      12,000             --               9,208
                                 1997       95,000      15,000            3,150            10,107

<F1>    Includes amounts deferred and, with respect to Mr. Lykins, includes amounts received for service as Chairman of the Board of the Company.

<F2>    The total amounts in this column reflect the Company's contributions under its 401(K) Plan, Non-Qualified Retirement Plan, Profit Sharing Plan and amounts paid for premiums on insurance policies with respect to each named executive officer. These amounts were $4,500, $1,443, $10,500 and $2,550 for Mr. Lykins for 1995, $3,238, $3,189, $7,500 and $3,250 for 1996, and $3,200,
$3,400, $8,000 and $3,950 for 1997; $3,820, $929, $10,500 and $310 for Mr.
Dukeman for 1995, $3,162, $1,493, $7,500 and $385 for 1996, and $3,200,
$1,810, $8,000 and $435 for 1997; $1,452, $0, $11,618 and $1,802 for Mr.
Cochran for 1995, $2,756, $1,517, $6,489 and $492 for 1996, and $2,610,
$1,762, $6,434 and $536 for 1997; $2,615, $1,255, $7,498 and $0 for Mr. White
for 1995, $2,248, $1,510, $5,045 and $277 for 1996 and $2,200, $1,705, $5,200
and $290 for 1997; and $1,247, $0, $9,978 and $2,315 for Mr. Eyman for 1995,
$2,254, $1,300, $5,268 and $386 for 1996 and $2,200, $1,705, $5,200 and
$1,002 for 1997.

PAGE 61
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

STOCK OPTION INFORMATION

   The following table sets forth certain information concerning the number and value of stock options granted in the last fiscal year to the individuals named in the Summary Compensation Table:


                                           OPTION GRANTS IN LAST FISCAL YEAR
                                                   INDIVIDUAL GRANTS

(A)                              (B)      (C)             (D)            (E)        (F)       (G)
                                         % OF
                                         TOTAL
                                        OPTIONS
                                      GRANTED TO    EXERCISE
                             OPTIONS   EMPLOYEES        OR        EXPIRATION
                             GRANTED   IN FISCAL   BASE PRICE         ON
NAME                       (#)<F1><F2>   YEAR<F2>  ($/SH)<F2>       DATE         5%($)    10%($)
Gregory B. Lykins            3,150        5.9%       $14.64        03/01/07     $29,002   $73,497
Van A. Dukeman               3,150        5.9%        14.64        03/01/07      29,002    73,497
Robert J. Cochran            3,150        5.9%        14.64        03/01/07      29,002    73,497
David B. White               3,150        5.9%        14.64        03/01/07      29,002    73,497
Charles R. Eyman             3,150        5.9%        14.64        03/01/07      29,002    73,497

<F1>  Such options vest over a three-year period.
<F2>  As adjusted for stock dividends.

     The following table sets forth certain information concerning the exercisable and nonexercisable stock options at December 31, 1997, held by the individuals named in the Summary Compensation Table:


                                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                              OPTION VALUES


                              SHARES                  NUMBER OF SECURITIES
                             ACQUIRED                UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED IN-
                                ON       VALUE          OPTIONS AT FY-END                THE-MONEY OPTIONS
NAME                         EXERCISE  REALIZED              (#)(D)                      AT FY-END ($)(E)
(#)(A)                        (#)(B)    ($)(C)     EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
Gregory B. Lykins               ---      $---       112,122          2,270          $1,392,138       $9,896.01
Van A. Dukeman                  ---       ---       112,122          2,270           1,392,138        9,896.01
Robert J. Cochran               ---       ---         3,734          2,270              34,062        9,896.01
David B. White                  ---       ---        12,004          2,270             142,666        9,896.01
Charles R. Eyman                ---       ---         3,734          2,270              34,062        9,896.01

Page 62
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with certain of its executive officers, including each of the executive officers named in the Summary Compensation Table. Each employment agreement provides for an initial term of one year and, at the end of its initial term as well as any subsequent term, is automatically extended for one year until either the Company or the employee gives written notice to the contrary. Each agreement terminates upon the employee's death, disability, discharge for cause or in the event of "constructive discharge" or a change of control (as defined in the employment agreements). The employment agreements are also terminable by the employee upon 90 days' notice to the Company.

        The employment agreements set forth the salaries, bonuses and benefits to be provided to the respective officer and provide for severance payments in the event employment is terminated by the Company without cause or in the event of "constructively discharge" (as defined in the employment agreements). The "severance payment" each officer would be entitled to receive in such a case equals the sum of the applicable base salary, the officer's most recent performance bonus and the value of contributions under retirement and employee benefit plans that would have been made through the term of the agreement. Mr. Lykins and Mr. Dukeman (or their estates) are also entitled to receive such severance payment in the event of termination because of disability or death.

        In the event employment is terminated within one year of a change of control (as defined in the agreements), or at any time by the Company or its successor for any reason other than death or disability, the affected officer would be entitled to receive similar amounts. The amounts payable upon a change of control are subject to reduction, if necessary, to prevent certain adverse tax treatment.

        The employment agreements also provide that the respective officer may not compete within a 50-mile radius of the Company's main office, or against the Company or any successor, for one year following the termination of their employment agreement. Each employment agreement also requires the Company to indemnify and to advance certain legal expenses to the covered employee to the maximum extent permitted by law.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of the Company establishes compensation and benefits for the Chief Executive Officer and reviews and recommends compensation and benefits for other officers and employees of the Bank. During 1997, no executive officer of the Company served as a member of
(i) the compensation committee of another entity in which one of the executive officers of such entity served on the Bank's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Bank's Compensation Committee or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Company's compensation program is administered by the Compensation Committee (the "Committee"). The Chief Executive Officer serves on this and all committees ex-officio, but on none as Chairman.

        In determining appropriate levels of executive compensation, the Committee has at its disposal independent reference information regarding compensation ranges and levels for executive positions in comparable companies. In determining compensation to be paid to executive officers, primary consideration is given to quality, long-term earnings growth accomplished by achieving both financial and non-financial goals such as earnings per share, return on assets and return on equity. The objectives of this philosophy are to: (i) encourage consistent and competitive return to stockholders; (ii) reward Company and individual performances; (iii) provide financial rewards for performance by those having a significant impact on corporate profitability; and (iv) provide competitive compensation in order to attract and retain key personnel.

        There are three basic components to the total compensation of all key executives -- base salary, incentive bonus and long-term incentive compensation. The salary component is reflective of levels of responsibility, authority and performance, relative to similar positions in the banking industry. The incentive portion is directly related to financial performance, as measured by net income, return on average assets, and other financial factors. The long-term incentive compensation component is currently composed of the 1996 Stock Option Plan adopted by the Company. The Company maintains the stock option plan to reward senior executives of the Company for outstanding performance and to help the Company attract and retain qualified personnel in key positions. The stock option plan is further designed to give key employees a proprietary interest in the Company as an incentive to contribute to the
Page 63
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
success of the Company. Awards under the plan are determined by the Compensation Committee based on each respective officer's level of responsibility, overall performance and significance to the Company's future growth and profitability.

       Messrs. Van Buskirk (Chair), Downey, Shapland, Stewart and Lykins

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the Company s Common Stock beneficially owned on March 17, 1998 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company Common Stock, each director and nominee and all directors and executive officers of the Company as a group.

NAME OF INDIVIDUAL AND            AMOUNT AND NATURE OF       PERCENT
NUMBER OF PERSONS IN GROUP       BENEFICIAL OWNERSHIP<F1>   OF CLASS

DIRECTORS AND NOMINEES
Robert J. Cochran                         40,922 <F2>           *
David J. Downey                          283,350              5.5%
Van A. Dukeman                           169,243              3.2%
Gregory B. Lykins                        390,613 <F3>         7.4%
August C. Meyer, Jr.                   1,527,890 <F4>        29.6%
Gene A. Salmon                            82,053              1.6%
George T. Shapland                       283,020              5.5%
Dean R. Stewart                           22,990 <F5>           *
James A. Sullivan                         25,593                *
Roy V. Van Buskirk                        28,269                *

NAMED EXECUTIVE OFFICERS

Charles R. Eyman                          11,313                *
David B. White                            13,059                *

All directors and executive
officers as a group
(12 persons)                           2,878,315 <F6>         53.0%
_____________

* Less than one percent.

<F1>   The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Pursuant to the rules of the Securities and Exchange Commission, shares obtainable through the exercise of options which are currently exercisable, or which will become exercisable within 60 days of the date of the information contained in this table, and are included as beneficially owned. The number of shares obtainable through options and included in this table are as follows: 4,123 shares for Messrs. Cochran and Eyman; 4,200 shares for Messrs. Downey, Meyer, Salmon, Shapland, Stewart, Sullivan and Van Buskirk; 12,393 shares for Mr. White; and 112,511 shares for Messrs. Dukeman and Lykins. Each director and officer has no voting and sole investment power over such shares. Inclusion of shares shall not constitute an admission of beneficial ownership or voting or investment power over such shares.

<F2>   Includes 1,820 shares held by Mr. Cochran's spouse, over which shares
       Mr. Cochran has no voting or investment power.

<F3>   Includes 16,865 shares over which Mr. Lykins has shared voting and sole investment power.

<F4>   Includes 1,289,751 shares held by certain trusts for which Mr. Meyer serves as trustee. Mr. Meyer exercises sole voting and investment power over such shares. Also includes 55,620 shares held by Mr. Meyer's spouse. Mr. Meyer disclaims beneficial ownership over all such shares.

<F5>   Includes 9,710 shares held jointly with Mr. Stewart's spouse, over which shares Mr. Stewart has shared voting and investment power.

<F6>   Includes 275,061 shares obtainable through the exercise of options considered presently exercisable.

Page 64
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Directors and officers of the Company and the Subsidiaries and their associates were customers of, and had transactions with, the Company and the Subsidiaries during 1997. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Management believes that the terms of these services were no less favorable to the Company than would have been obtained from non-affiliated parties.
Page 65
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

       See page 29.

(a)(2) Financial Statement Schedules

       N/A

(a)(3) Schedule of Exhibits

       The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.


(b)    Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.


(c)    Exhibits

       The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

(d)    Financial Data Schedule

       Exhibit 27.1



Page 66
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.


By:  ____________________________         By:  ____________________________
     Gregory B. Lykins                         David B. White
     Chairman and                              Executive Vice President and
     Principal Executive Officer               Principal Financial and
                                                Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.


______________________________
Gregory B. Lykins                         Chairman, CEO and Director


______________________________
Van A. Dukeman                            President, COO and Director


______________________________
Robert J. Cochran                         Executive Vice President and
Director


______________________________
David J. Downey                           Director


______________________________
August C. Meyer, Jr.                      Director


______________________________
Gene A. Salmon                            Director


______________________________
George T. Shapland                        Director


______________________________
Dean R. Stewart                           Director


______________________________
James A. Sullivan                         Director


______________________________
Roy V. Van Buskirk                        Director


______________________________
David B. White                            Executive Vice President and Chief
Financial Officer
Page 67
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                      BANKILLINOIS FINANCIAL CORPORATION

                                 EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K

                                        INCORPORATED
                                        HEREIN BY                      FILED           SEQUENTIAL
EXHIBIT NO.  DESCRIPTION                REFERENCE TO                   HEREWITH        PAGE NO.
3.1          Amended and                Exhibit 3.1 to the Form
             Restated Certificate       10-K filed with the
             of Incorporation           Commission April 1, 1996
                                        (SEC File No. 33-90342)

3.2          Amendmente to Amended
             and Restated Certificate
             of Incorporation                                          X

3.3          Bylaws                     Exhibit 3.2 to the Form
                                        10-K filed with the
                                        Commission April 1, 1996
                                        (SEC File No. 33-90342)

4.1          Amended and Restated       Exhibit 4.1 to the
             Shareholders'              Registration Statement on
             Agreement, dated as        Form S-4 filed with the
             of December 13, 1994       Commission March 15, 1995,
                                        as amended (SEC File
                                        No. 33-90342)

10.1         Employment Agreement       Exhibit 10.3 to the
             for Gregory B. Lykins      Registration Statement on
                                        Form S-4 filed with the
                                        Commission March 15, 1995,
                                        as amended (SEC File No.
                                        33-90342)

10.2         Employment Agreement       Exhibit 10.4 to the
             for Van A. Dukeman         Registration Statement on
                                        Form S-4 filed with the
                                        Commission March 15, 1995,
                                        as amended (SEC File No.
                                        33-90342)

10.3         Employment Agreement       Exhibit 10.5 to the
             for David B. White         Registration Statement on
                                        Form S-4 filed with the
                                        Commission March 15, 1995,
                                        as amended (SEC File No.
                                        33-90342)

10.4         Employment Agreement       Exhibit 10.5 to the
             for Robert J. Cochran      Form 10-K filed with the
                                        Commission on April 1, 1996
                                        (SEC File No. 33-90342)

10.5         Employment Agreement       Exhibit 10.8 to the
             for Charles R. Eyman       Form 10-K filed with the
                                        Commission on April 1, 1996
                                        (SEC File No. 33-90342)
Page 68
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

21.1         Subsidiaries of the
             Registrant                                                X

23.1         Consent of KPMG
             Peat Marwick LLP                                          X

23.2         Consent of
             McGladrey &
             Pullen, LLP                                               X

27.1         Financial Data
             Schedule                                                  X

27.2         Financial Data Schedule
             Restated for 1996                                         X

27.3         Financial Data Schedule
             Restated for 1995                                         X