Form 10-Q
period 1998-03-31
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1998-05-14
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1998

                        Commission File Number: 33-90342

                       BANKILLINOIS FINANCIAL CORPORATION
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
   YES   X     NO

Indicate the number of shares outstanding of the registrant's common stock, as of May 1, 1998:
   BankIllinois Financial Corporation Common Stock                  5,151,972
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Mar. 31,     Dec. 31,
                                                                    1998         1997
ASSETS
Cash and due from banks                                            $17,593      $28,958
Federal funds sold                                                  10,075       19,600
Investments in debt and equity securities:
  Available-for-sale, at estimated market value                    130,493      135,317
  Held-to-maturity, estimated market value of $26,639 and
      $18,635 at March 31, 1998 and December 31, 1997,
      respectively                                                  26,611       18,519
  Non-marketable equity securities                                   1,550        1,550
Mortgage loans held for sale                                         2,810        1,408
Loans, net of allowance for loan losses of $5,400 and
      $5,306 at March 31, 1998 and December 31, 1997,
      respectively                                                 310,462      309,729
Premises and equipment                                               9,669       11,253
Accrued interest receivable                                          4,453        4,833
Other assets                                                         8,970        8,199
      Total assets                                                $522,686     $539,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand - noninterest bearing                                  $54,732      $59,693
     Demand - interest bearing                                     147,267      146,776
     Savings                                                        17,418       16,623
     Time deposits $100,000 and over                                43,351       41,196
     Other time                                                    149,126      152,866
       Total deposits                                              411,894      417,154
   Federal funds purchased and securities sold
     under repurchase agreements                                    37,953       49,857
   Federal Home Loan Bank advances                                   7,000        8,000
   Accrued interest payable                                          1,544        1,736
   Other liabilities                                                 6,210        5,289
      Total liabilities                                            464,601      482,036

Stockholders' equity:
   Common stock, $0.01 par value; 6,500,000 shares authorized:
       5,206,663 shares issued                                          52           52
   Paid in capital                                                  23,196       23,156
   Retained earnings                                                35,288       34,733
   Accumulated other comprehensive income                              311          298
                                                                    58,847       58,239

   Less: treasury stock, at cost, 54,641 and 65,765 shares
     at March 31, 1998 and December 31, 1997, respectively            (762)        (909)

      Total stockholders' equity                                    58,085       57,330

      Total liabilities and stockholders' equity                  $522,686     $539,366

See accompanying notes to condensed consolidated financial statements.
Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest income:                                                      1998         1997
   Interest and fees on loans                                       $6,920       $6,350
   Interest and dividends on investments in debt and equity securities
      Taxable                                                        2,319        2,464
      Tax-exempt                                                        85           75
   Interest on federal funds sold and interest-bearing deposits        212          217
      Total interest income                                          9,536        9,106

Interest expense:
   Deposits                                                          4,157        3,986
   Federal funds purchased and securities sold under
      repurchase agreements                                            555          536
   Federal Home Loan Bank advances                                     122          147
      Total interest expense                                         4,834        4,669

      Net interest income                                            4,702        4,437
Provision for loan losses                                              165           75
      Net interest income after provision for loan losses            4,537        4,362

Noninterest income:
   Trust fees                                                          555          496
   Service charges on deposit accounts                                 155          165
   Security transactions, net                                           27            3
   Gain on sales of mortgage loans held-for-sale, net                  119           44
   Other                                                               332          373
      Total noninterest income                                       1,188        1,081

Noninterest expenses:
   Salaries and employee benefits                                    2,483        2,006
   Net occupancy                                                       353          373
   Equipment                                                           217          222
   Data processing                                                     192          183
   Federal deposit insurance premiums                                   12           11
   Other                                                               945          839
      Total noninterest expenses                                     4,202        3,634

      Income before income taxes                                     1,523        1,809
Income taxes                                                           493          597

      Net income                                                    $1,030       $1,212

Other Comprehensive income, net of tax:
      Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during period       28         (674)
          Less:  reclassification adjustment for gains
                included in net income                                 (15)           0
          Other comprehensive income, net of tax                        13         (674)

          Comprehensive Income                                      $1,043         $538

Per share data:
   Basic earnings per share                                          $0.20        $0.24

   Weighted average shares of common stock outstanding           5,146,460    5,147,955

   Diluted earnings per share                                        $0.20        $0.23

   Weighted average shares of common stock and
     dilutive potential common shares outstanding                5,276,673    5,247,320

See accompanying notes to condensed consolidated financial statements.
Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 1998 AND 1997
(UNAUDITED, IN THOUSANDS)

                                                                      1998         1997
Cash flows from operating activities:
   Net income                                                       $1,030       $1,212
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                    272          283
      Amortization of bond premiums, net                                (6)           7
      Provision for loan losses                                        165           75
      Gain on security transactions                                    (27)          (3)
      Gain on sales of loans, net                                     (119)         (44)
      Loss on sale of premises and equipment, net                      248            3
      Change in valuation allowance of premises and equipment            0          131
      Decrease (increase) in accrued interest receivable               380         (210)
      Decrease in accrued interest payable                            (192)         (51)
      Increase in other assets                                        (749)         (42)
      Increase in other liabilities                                    912          693
      Stock appreciation rights                                         37           11
      Proceeds from sales of loans originated for sale              11,938        3,409
      Loans originated for sale                                    (13,221)      (2,908)
          Net cash provided by operating activities                    668        2,566

Cash flows from investing activities:
   Net increase in loans                                              (924)     (13,284)
   Proceeds from maturity of investments in debt securities:
      Held-to-maturity                                               1,515        3,340
      Available-for-sale                                            22,050       10,000
   Purchases of investments in debt and equity securities:
      Held-to-maturity                                              (9,604)      (5,477)
      Available-for-sale                                           (20,617)     (22,440)
   Principal paydowns from mortgage-backed and
       mortgage-related securities:
      Held-to-maturity                                                   0           74
      Available-for-sale                                             3,442          200
   Purchases of premises and equipment                                (312)        (185)
   Proceeds from sale of premises and equipment                      1,380            0
          Net cash used in investing activities                     (3,070)     (27,772)

Cash flows from financing activities:
      Net decrease in demand and savings deposits                   (3,675)      (3,185)
      Net increase (decrease) in time deposits $100 and over         2,155       (2,034)
      Net decrease in other time deposits                           (3,740)      (3,031)
      Net (decrease) increase in federal funds purchased and
                securities sold under repurchase agreements        (11,904)       2,036
      Net decrease in Federal Home Loan Bank advances               (1,000)           0
      Cash dividends paid                                             (411)           0
      Treasury stock transactions, net                                  87         (216)
          Net cash used in financing activities                    (18,488)      (6,430)
          Net decrease in cash and cash equivalents                (20,890)     (31,636)
Cash and cash equivalents at beginning of year                      48,558       59,195
Cash and cash equivalents at end of year                           $27,668      $27,559

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                       $5,026       $4,720
   Disposal of equipment subject to valuation allowance                304            0
   Change in unrealized gain (loss) on securities
       available-for-sale                                               22       (1,022)
   Real estate acquired through or in lieu of foreclosure               26            8
   Dividends declared not paid                                         412            0

See accompanying notes to condensed consolidated financial statements.
Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

             BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

   In the opinion of management, the condensed consolidated financial statements of BankIllinois Financial Corporation (the "Company") and subsidiaries as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998.

NOTE 2.  GAINS ON SECURITIES TRANSACTIONS

   Gains on security transactions include proceeds from sales of available-for-sale securities as well as calls and maturities of held-to-maturity securities. Gross gains and losses are as follows:


                           Mar. 31, 1998          Mar. 31, 1997
Available-for-sale               $22                    $-
Held-to-maturity                   5                     3
                                 $27                    $3

Page 6
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

   Total assets decreased $16,680,000, or 3.1%, from $539,366,000 at
December 31, 1997 to $522,686,000 at March 31, 1998. Decreases in cash and due from banks, federal funds sold, securities available-for-sale and premises and equipment, offset somewhat by increases in securities held-to-maturity, mortgage loans held-for-sale, other assets, and loans resulted in the decrease in assets.

   The decrease in cash and due from banks of $11,365,000, or 39.2%, at March 31, 1998 compared to December 31, 1997 was attributable to a smaller dollar amount of deposit items in process of collection at March 31, 1998 compared to December 31, 1997.

   Federal funds sold decreased $9,525,000, or 48.6%, at March 31, 1998 compared to December 31, 1997. This decrease was a result of excess federal funds sold being used to purchase securities held-to-maturity as well as to fund an increase in loans as the Company experienced a slight decrease in deposits during the first quarter.

   Investments in securities held-to-maturity increased $8,092,000, or 43.7%, at March 31, 1998 compared to December 31, 1997. Investments in securities available-for-sale decreased $4,824,000, or 3.6%, at March 31, 1998 compared to December 31, 1997. The net increase in investments in debt and equity securities was a result of management's decision to shift assets into investment securities that yield a higher rate of return than federal funds sold.

   Premises and equipment decreased $1,584,000, or 14.1%, from December 31, 1997 to March 31, 1998. This decrease was primarily due to the sale of a vacant building and the adjacent parking lot with a book value of $1,499,000. Also included in the decrease was depreciation of $268,000, somewhat offset by purchases made in the first quarter of 1998.

   Mortgage loans held-for-sale increased $1,402,000 or 99.6%, from December 31, 1997 to March 31, 1998. The increase was due to strong demand in the mortgage loan area. A decrease in interest rates during the quarter caused a large increase in refinancing as well as originating new mortgage loans. Other loans increased $733,000, or 0.2%, from December 31, 1997 to March 31, 1998. The categories comprising other loans remained relatively stable during the quarter.

   Other assets increased $771,000, or 9.4%, from December 31, 1997 to
March 31, 1998.  This was primarily due to the purchase of property with a
book value of $613,000.   This property was acquired as part of the agreement
to sell the building and parking lot included in premises and equipment. A sale of this property is currently being negotiated.

   Total liabilities decreased $17,435,000, or 3.6%, from 482,036,000 at December 31, 1997 to $464,601,000 at March 31, 1998. Decreases in federal funds purchased and securities
Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 sold under repurchase agreements, deposits, and Federal Home Loan Bank advances, offset somewhat by an increase in other liabilities, resulted in the decrease in liabilities.

   Federal funds purchased and securities sold under repurchase agreements decreased $11,904,000, or 23.9%, from $49,857,000 at December 31, 1997 to
$37,953,000 at March 31, 1998. Included in this change were decreases in federal funds purchased of $6,275,000, daily repurchase agreements of $5,456,000 and term repurchase agreements of $173,000.

   Total deposits decreased $5,260,000, or 1.3%, from $417,154,000 at December 31, 1997 to $411,894,000 at March 31, 1998. The decrease included a $4,961,000, or 8.3%, decrease in noninterest bearing demand deposits and a $3,740,000, or 2.4%, decrease in other time deposits. These decreases were somewhat offset by an increase of $491,000, or 0.3%, in interest bearing demand deposits, an increase of $795,000, or 4.8%, in savings deposits, and an increase of $2,155,000, or 5.2%, in time deposits $100,000 and over. The decrease in deposits was attributable to seasonal run-off. Total deposits were $395,880,000 at March 31, 1997 compared to $411,894,000 at March 31,
1998, a 4.0% increase.

   Federal Home Loan Bank advances decreased $1,000,000, or 12.5%, from $8,000,000 at December 31, 1997 to $7,000,000 at March 31, 1998. The
decrease was the result of a $1,000,000 advance maturing during the first quarter of 1998.

   Other liabilities increased $921,000, or 17.4%, from $5,289,000 at December 31, 1997 to $6,210,000 at March 31, 1998. Included in this increase was $465,000 attributable to organizational changes implemented to improve efficiency including plans to merge BankIllinois Trust Company into BankIllinois. In addition, other liabilities increased $555,000 due to an increase in federal income taxes payable because the first installment is paid during the second quarter of 1998.

CAPITAL

   Total stockholders' equity increased $755,000 from December 31, 1997 to March 31, 1998. The change is summarized as follows:


                                                 (IN THOUSANDS)
Stockholders' equity, December 31, 1997              $57,330
Net income                                             1,030
Treasury stock transactions, net                          87
Stock appreciation rights                                 37
Cash dividends declared                                (412)
Other comprehensive income                                13
Stockholders' equity, March 31, 1998                 $58,085


     At its regular board meeting on March 17, 1998, the Board of Directors of the Company declared a cash dividend of $0.08 per share of the Company's common stock. The dividend of $412,000 was payable on April 17, 1998 to holders of record on April 6, 1998.
Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

     As of March 31, 1998, the most recent notification from its primary regulatory agency categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

     The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                        To be well
                                                                                     capitalized under
                                                                  For capital        prompt corrective
                                               Actual          adequacy purposes:    action provisions:
                                        Amount       Ratio     Amount      Ratio     Amount       Ratio
As of March 31, 1998:
   Total capital
      (to risk-weighted assets)
     Consolidated                      $62,056       18.0%    $27,547       8.0%        N/A
     BankIllinois                      $55,706       16.2%    $27,446       8.0%    $34,307       10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                      $57,738       16.8%    $13,774       4.0%        N/A
     BankIllinois                      $51,404       15.0%    $13,723       4.0%    $20,584        6.0%
   Tier I capital
      (to average assets)
     Consolidated                      $57,738       11.0%    $20,966       4.0%        N/A
     BankIllinois                      $51,404        9.9%    $20,847       4.0%    $26,059        5.0%

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

     The following table presents the Company's interest rate sensitivity at various intervals at March 31, 1998:

RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
(dollars in thousands)
                                             1-30     31-90    91-180   181-365      Over
                                             Days      Days      Days      Days    1-year     Total
Interest earning assets:
   Federal funds sold                      10,075       --        --        --        --     10,075
   Debt and equity securities <F1>          8,414     6,813    15,120    30,194    98,113   158,654
   Loans <F2>                              75,932    23,517    20,914    40,232  158,0777   318,672
     Total interest earning assets         94,421    30,330    36,034    70,426   256,190   487,401
Interest bearing liabilities:
   Savings and interest-bearing
     demand deposits                      164,685       --        --        --        --    164,685
   Time deposits                           19,397    39,266    44,503    32,272    57,039   192,477
   Federal funds purchased and securities
     sold under repurchase agreements      32,603     2,100     3,000        50       200    37,953
   Federal Home Loan Bank advances            --        --        --      3,000     4,000     7,000
     Total interest bearing liabilities   216,685    41,366    47,503    35,322    61,239   402,115
Net asset (liability) funding gap        (122,264)  (11,036)  (11,469)   35,104   194,951    85,286
Repricing gap                                0.44      0.73      0.76      1.99      4.18      1.21
Cumulative repricing gap                     0.44      0.48      0.53      0.68      1.21      1.21

<F1> Debt and equity securities include securities available-for-sale.
<F2> Loans include mortgage loans held-for-sale.

   At March 31, 1998, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,223,000 in the 1-30 days category
Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
and $1,333,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.


LIQUIDITY

   The Company was able to meet liquidity needs during the first three months of 1998. A review of the condensed consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $20,890,000 from December 31, 1997 to March 31, 1998. This decrease came from net cash used in financing and investing activities offset by cash provided by operating activities.

   There were differences in sources and uses of cash during the first quarter of 1998 compared to the first quarter of 1997. The change in cash used in operating activities was due to funding the increase in loan originations. Less cash was used in investing activities because of a moderation in loan growth in 1998 compared to rapid loan growth in 1997 as well as increases in maturities of investments in debt and equity securities available-for sale. The change in cash used in financing activities was due to the decrease in federal funds purchased and securities sold under repurchase agreements.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,400,000 at March 31, 1998 compared to $5,306,000 at December 31, 1997, as provisions of $165,000 exceeded net charge-offs of $71,000. The allowance for loan losses as a percentage of total loans rose slightly to 1.69% at March 31, 1998, compared to 1.68% at December 31, 1997.

   The allowance for loan losses as a percentage of nonperforming loans fell to 97% at March 31, 1998, compared to 180% at December 31, 1997. This reduction was due to a $432,000 increase in loans 90 days past due and still accruing and an increase of $2,198,000 in non-accrual loans. The increase of $2,198,000 in non-accrual loans was primarily due to a placing of a $2,700,000 loan to a printing company on non-accrual. The business assets are currently in liquidation, and a specific loan loss allocation of $500,000 has been placed on this credit. Somewhat offsetting the $2,700,00 increase in non-accrual loans was a $285,000 loan returned to accrual status. The increase in loans 90 days past due and still accruing was due primarily to the delinquencies of a car rental business, although partial payments continue to be received, and a reduction in the number of days past due has occurred since March 31, 1998. A specific loan loss allocation of $300,000 has been placed on this credit. Management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

   Net income for the first three months of 1998 was $1,030,000, a $182,000, or 15.0%, decrease from the first three months of 1997. Basic earnings per share decreased $0.04, or 16.7%, to $0.20 in the first three months of 1998 from $0.24 in the same period of 1997. Diluted earnings per share decreased $0.03, or 13.0%, to $0.20 in the first three months of 1998 from $0.23 in the same period of 1997.

   Operating earnings for the quarter ended March 31, 1998, were $1,512,000 compared to $1,298,000 for the same period in 1997, a 16.5% increase. Both basic and diluted earnings per share on operating earnings increased $0.04, or 16.0%, to $0.29 in the first three months of 1998 from $0.25 in the same period of 1997. Net income for the first quarter of 1998 and 1997 was $1,030,000 and $1,212,000, respectively. The difference between operating and net earnings was due to non-recurring items affecting each of these two periods. The non-recurring expense items, net of tax, in the first quarter of 1998 were $482,000. Included in these items was $317,000 related to organizational changes implemented to improve efficiency, including plans to merge BankIllinois Trust Company into BankIllinois. Also included was $165,000 of expense related to a loss on disposal of property. The non-recurring item, net of tax, in the first quarter of 1997 was $86,000 which was attributable to the anticipation of a loss on the closing of the Champaign Money Market branch in May 1997.

   Net interest income was $265,000, or 6.0% higher for the first three months of 1998 compared to 1997. Total interest income was $430,000, or 4.7% higher in 1998 compared to 1997, and interest expense increased $165,000, or 3.5%. The increase in interest income was due to both an increase in average earning assets and a shift of assets into higher yielding investments. The increase in interest expense was primarily due to an increase in average interest bearing liabilities as well as higher interest rates.

   The increase in total interest income included an increase of $570,000, or 9.0%, on loan interest income. This increase was primarily due to the increase in average loans outstanding as well as higher interest rates during the first quarter of 1998 compared to the first quarter of 1997. Somewhat offsetting this increase was a decrease of $145,000, or 5.9%, on taxable investments in debt and equity securities. This decrease was mainly attributable to a decrease in taxable investments as well as lower interest rates during the first quarter of 1998 compared to the first quarter of 1997.

   The provision for loan losses recorded was $165,000 during the first three months of 1998. This was $90,000, or 120.0%, higher than the amount recorded during the first three months of 1997. The provision during the first three months of 1998 was based on management's analysis of the loan portfolio.

   Total noninterest income increased $107,000, or 9.9%, during the first three months of 1998 compared to the first three months of 1997. Included in this increase was an increase of $75,000, or 170.5%, in gains on sales of mortgage loans held-for-sale. This increase reflects an $8,529,000, or 250.2%, increase in mortgage loans held-for-sale which were closed during Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 the first quarter of 1998 compared to the first quarter of 1997. There was also an increase of $59,000, or 11.9%, in trust fees which was due to both an increase in the number of accounts as well as an increase in the market value of the portfolio under management. Also contributing to the increase in noninterest income was a $24,000, or 800.0%, increase in gains on sales of debt securities. This increase was a result of the Company amortizing discounts on securities to their maturity date. Due to decreasing interest rates, several securities were called during the first quarter of 1998 prior to maturity date which resulted in a gain being recognized. Somewhat offsetting these increases was a decrease of $41,000, or 11.0%, in other income. This decrease was mainly a result of some non-recurring items in the first quarter of 1997 which included a prior period adjustment of $12,000 booked to Visa merchant fee income and $19,000 booked to income for the sale of the East Central Illinois Proprietary Network ATM system. Also affecting the decrease were lower service charges and fees in the first quarter of 1998 compared to 1997.

   Total noninterest expenses increased $568,000, or 15.6%, during the first three months of 1998 compared to the first three months of 1997. Included in the increase were increases in salaries and employee benefits of $477,000, or 23.8%. Of this increase, $472,000 was due to organizational changes as discussed previously. Other expenses also increased $106,000, or 12.6%. Included in this increase was a loss on disposal of property of $248,000 in 1998 compared to $131,000 of expense in anticipation of a loss on the closing of the Champaign Money Market branch in May 1997. These increases in noninterest expense were somewhat offset by a decrease in net occupancy expense of $20,000, or 5.4%, which was due to lower maintenance and repair costs in the first quarter of 1998 compared to 1997.


YEAR 2000

   The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

   The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the Year 2000. The Company's data processing provider and those vendors which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will
Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 allow time for compliance testing. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be some expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences.


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



BANKILLINOIS FINANCIAL CORPORATION



Date:  May 11, 1998



By:  /s/ David B. White
     Executive Vice President
     and Chief Financial Officer