Form 10-Q
period 1998-06-30
CENTRAL ILLINOIS FINANCIAL CO INC
filed 1998-08-05
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998

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
   YES   X     NO

Indicate the number of shares outstanding of the registrant's common stock, as of July 27, 1998:
   BankIllinois Financial Corporation Common Stock               5,394,729
Page 1
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                               TABLE OF CONTENTS


    PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                         3

     Item 2.  Management's Discussion of Financial
                        Condition and Results of Operations                7

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                           19

     Item 2.  Changes in Securities                                       19

     Item 3.  Defaults Upon Senior Securities                             19

     Item 4.  Submission of Matters to a Vote of Security Holders         19

     Item 5.  Other Information                                           19

     Item 6.  Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                                21
Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                (Unaudited, in thousands, except per share data)

                                                                   June 30,     Dec. 31,
                                                                     1998         1997
ASSETS
Cash and due from banks                                            $21,108      $28,958
Federal funds sold                                                   5,000       19,600
Investments in debt and equity securities:
  Available-for-sale, at estimated market value                    131,386      135,317
  Held-to-maturity, estimated market value of $27,991 and
        $18,635 at June 30, 1998 and December 31, 1997,
        respectively                                                27,862       18,519
  Non-marketable equity securities                                   1,620        1,550
Mortgage loans held for sale                                         4,781        1,408
Loans, net of allowance for loan losses of $5,432 and
        $5,306 at June 30, 1998 and December 31, 1997
        respectively                                               308,771      309,729
Premises and equipment                                               9,753       11,253
Accrued interest receivable                                          4,907        4,833
Other assets                                                         8,762        8,199
        Total assets                                              $523,950     $539,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
    Demand, noninterest bearing                                    $62,644      $59,693
    Demand, interest bearing                                       141,235      146,776
    Savings                                                         16,997       16,623
    Time deposits $100,000 and over                                 38,578       41,196
    Other time                                                     143,063      152,866
      Total deposits                                               402,517      417,154
   Federal funds purchased and securities sold under
        repurchase agreements                                       48,104       49,857
   Federal Home Loan Bank advances                                   7,000        8,000
   Accrued interest payable                                          1,432        1,736
   Other liabilities                                                 5,871        5,289
        Total liabilities                                          464,924      482,036

Stockholders' equity:
   Common stock, $0.01 par value; 6,500,000 shares authorized:
    5,466,815 shares issued                                             55           55
   Paid in capital                                                  28,942       28,880
   Retained earnings                                                30,706       29,006
   Accumulated other comprehensive income                              409          298
                                                                    60,112       58,239

   Less: treasury stock, at cost, 72,086 and 69,053
      shares at June 30, 1998 and December 31, 1997,
      respectively                                                  (1,086)        (909)

        Total stockholders' equity                                  59,026       57,330

        Total liabilities and stockholders' equity                $523,950     $539,366

See accompanying notes to condensed consolidated financial statements.

Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

              BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Six Months Ended June 30, 1998 and 1997
                (Unaudited, in thousands, except per share data)

Interest income:                                                     1998         1997
   Interest and fees on loans                                      $13,966      $12,892
   Interest and dividends on investments in
        debt and equity securities
     Taxable                                                         4,575        4,996
     Tax-exempt                                                        203          151
   Interest on federal funds sold and interest
      -bearing deposits                                                366          333
        Total interest income                                       19,110       18,372

Interest expense:
   Deposits                                                          8,260        8,030
   Federal funds purchased and securities sold
         under repurchase agreements                                 1,146        1,104
   Federal Home Loan Bank advances                                     239          296
        Total interest expense                                       9,645        9,430

        Net interest income                                          9,465        8,942
Provision for loan losses                                              255          150
        Net interest income after provision
            for loan losses                                          9,210        8,792

Noninterest income:
   Trust fees                                                        1,102          999
   Service charges on deposit accounts                                 303          328
   Security transactions, net                                           35            7
   Gain on sales of mortgage loans held-for-sale, net                  277          119
   Other                                                               671          746
        Total noninterest income                                     2,388        2,199

Noninterest expenses:
   Salaries and employee benefits                                    4,429        3,935
   Net occupancy                                                       690          754
   Equipment                                                           448          447
   Data processing                                                     374          357
   Federal deposit insurance premiums                                   25           24
   Other                                                             1,768        1,567
        Total noninterest expenses                                   7,734        7,084

        Income before income taxes                                   3,864        3,907
Income taxes                                                         1,257        1,295

        Net income                                                  $2,607       $2,612

Other comprehensive income, before tax:
        Unrealized gains (losses) on securities:
            Unrealized holding gains (losses) arising during period    131         (119)
            Less:  reclassification adjustment for gains
                     included in net income                            (20)           0
            Other comprehensive income, net of tax                     111         (119)

            Comprehensive income                                    $2,718       $2,493

Per share data:
   Basic earnings per share                                          $0.48        $0.48

   Weighted average shares of common stock outstanding           5,404,143    5,402,934

   Diluted earnings per share                                        $0.47        $0.47

   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                    5,572,706    5,511,037

See accompanying notes to condensed consolidated financial statements.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

              BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended June 30, 1998 and 1997
                (Unaudited, in thousands, except per share data)

Interest income:                                                     1998         1997
   Interest and fees on loans                                       $7,046       $6,542
   Interest and dividends on investments in debt and equity securities
     Taxable                                                         2,256        2,532
     Tax-exempt                                                        118           76
   Interest on federal funds sold and interest-bearing deposits        154          116
        Total interest income                                        9,574        9,266

Interest expense:
   Deposits                                                          4,103        4,044
   Federal funds purchased and securities sold under
        repurchase agreements                                          591          568
   Federal Home Loan Bank advances                                     117          149
        Total interest expense                                       4,811        4,761

        Net interest income                                          4,763        4,505
Provision for loan losses                                               90           75
        Net interest income after provision for loan losses          4,673        4,430

Noninterest income:
   Trust fees                                                          547          503
   Service charges on deposit accounts                                 148          163
   Security transactions, net                                            8            4
   Gain on sales of mortgage loans held-for-sale, net                  158           75
   Other                                                               339          373
        Total noninterest income                                     1,200        1,118

Noninterest expenses:
   Salaries and employee benefits                                    1,946        1,929
   Net occupancy                                                       337          381
   Equipment                                                           231          225
   Data processing                                                     182          174
   Federal deposit insurance premiums                                   13           13
   Other                                                               823          728
        Total noninterest expenses                                   3,532        3,450

        Income before income taxes                                   2,341        2,098
Income taxes                                                           764          698

        Net income                                                  $1,577       $1,400

Other comprehensive income, before tax:
        Unrealized gains (losses) on securities:
            Unrealized holding gains (losses) arising during period    103          555
            Less:  reclassification adjustment for gains
                     included in net income                             (5)           0
            Other comprehensive income, net of tax                      98          555

            Comprehensive income                                    $1,675       $1,955

Per share data:
   Basic earnings per share                                          $0.29        $0.26

   Weighted average shares of common stock outstanding           5,407,106    5,400,151

   Diluted earnings per share                                        $0.28        $0.25

   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                    5,563,447     5,508,773

See accompanying notes to condensed consolidated financial statements.

Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

              BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ending June 30, 1998 and 1997
                           (Unaudited, in thousands)

                                                                     1998          1997
Cash flows from operating activities:
   Net income                                                       $2,607       $2,612
   Adjustments to reconcile net income to net cash (used
       in) provided by operating activities:
     Depreciation and amortization                                     532          565
     Amortization of bond premiums, net                                  0            6
     Provision for loan losses                                         255          150
     Gain on security transactions                                     (35)          (7)
     Gain on sales of loans, net                                      (277)        (119)
     Loss on sale of premises and equipment, net                       248          135
     Increase in accrued interest receivable                           (74)        (209)
     Decrease in accrued interest payable                             (304)         (50)
     Increase in other assets                                         (545)      (1,480)
     Increase in other liabilities                                     505          248
     Stock appreciation rights                                          63           36
     Proceeds from sales of loans originated for sale               27,945       10,589
     Loans originated for sale                                     (31,041)     (11,102)
             Net cash (used in) provided by
                  operating activities                                (121)       1,374

Cash flows from investing activities:
   Net decrease (increase) in loans                                    677      (10,578)
   Proceeds from maturity of investments in debt securities:
     Held-to-maturity                                                2,065        4,946
     Available-for-sale                                             32,350       19,000
   Proceeds from sales of investments:
     Non-marketable                                                      0          145
   Purchases of investments in debt and equity securities:
     Held-to-maturity                                              (11,403)      (7,025)
     Available-for-sale                                            (35,906)     (29,457)
     Non-marketable                                                    (70)           0
   Principal paydowns from mortgage-backed and mortgage-related securities:
     Held-to-maturity                                                    0          170
     Available-for-sale                                              7,685          667
   Purchases of premises and equipment                                (652)        (998)
   Proceeds from sale of premises and equipment                      1,380            1
                     Net cash used in investing activities          (3,874)     (23,129)

Cash flows from financing activities:
        Net decrease in demand and savings deposits                 (2,216)      (2,891)
        Net decrease in time deposits $100 and over                 (2,618)      (3,797)
        Net decrease in other time deposits                         (9,803)      (2,812)
        Net decrease in federal funds purchased and
                   securities sold under repurchase agreements      (1,753)         (17)
        Net decrease in Federal Home Loan Bank advances             (1,000)           0
        Cash dividends paid                                           (824)           0
        Treasury stock transactions, net                              (237)        (254)
        Fractional shares purchased following stock dividend            (4)          (3)
                     Net cash used in financing activities         (18,455)      (9,774)
                     Net decrease in cash and cash equivalents     (22,450)     (31,529)
Cash and cash equivalents at beginning of year                      48,558       59,195
Cash and cash equivalents at end of year                           $26,108      $27,666

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                       $9,950       $9,480
     Income taxes                                                      984          774
   Disposal of equipment subject to valuation allowance                304            0
   Change in unrealized gain (loss) on securities available-for-sale   168         (180)
   Change in deferred taxes attributable to unrealized gain (loss) on securities
    available-for-sale                                                  57          (61)
   Real estate acquired through or in lieu of foreclosure               26        1,842
   Dividends declared not paid                                         432            0

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

   In the opinion of management, the condensed consolidated financial statements of BankIllinois Financial Corporation (the "Company") and subsidiaries as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998.

NOTE 2.  GAINS ON SECURITIES TRANSACTIONS

   Gains on security transactions include proceeds from sales, calls and maturities of available-for-sale securities as well as calls and maturities of held-to-maturity securities. Gross gains and losses were as follows:


                         Six Months Ended                Three Months Ended
                    June 30, 1998  June 30, 1997    June 30, 1998  June 30, 1997
Available-for-sale       $30             $-                $8            $-
Held-to-maturity           5              7                 -             4
                         $35             $7                $8            $4

NOTE 3.  STOCK DIVIDEND

     At its regular board meeting on May 19, 1998, the Board of Directors of the Company declared a one-for-twenty, or five percent, common stock dividend. The record date of the stock dividend was May 22, 1998, and the distribution date was June 8, 1998. The accompanying unaudited condensed consolidated financial statements have been restated to take the stock dividend into account.
Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

   Total assets decreased $15,416,000, or 2.9%, from $539,366,000 at
December 31, 1997 to $523,950,000 at June 30, 1998. Decreases primarily in cash and due from banks, federal funds sold, securities available-for-sale and premises and equipment, offset somewhat by increases in securities held-to-maturity and mortgage loans held-for-sale resulted in the decrease in assets.

   The decrease in cash and due from banks of $7,850,000, or 27.1%, at June 30, 1998 compared to December 31, 1997 was attributable to a smaller dollar amount of deposit items in process of collection at June 30, 1998 compared to December 31, 1997.

   Federal funds sold decreased $14,600,000, or 74.5%, at June 30, 1998 compared to December 31, 1997. This decrease was a result of excess federal funds sold being used to purchase securities held-to-maturity.

   Investments in securities held-to-maturity increased $9,343,000, or 50.5%, at June 30, 1998 compared to December 31, 1997. Investments in securities available-for-sale decreased $3,931,000, or 2.9%, at June 30, 1998 compared to December 31, 1997. The net increase in investments in debt and equity securities was a result of management's decision to shift assets into investment securities that yield a higher rate of return than federal funds sold. The Company has approximately $65,000,000 of investments maturing within one year.

   Loans remained stable with a slight decrease of $958,000, or 0.3%, from December 31, 1997 to June 30, 1998. Included in this change was a decrease of $4,238,000, or 3.5%, in commercial loans, a decrease of $1,351,000, or 2.5% in residential real estate loans, and a decrease of $933,000, or 1.8%, in consumer loans. Somewhat offsetting these decreases was a $5,690,000, or 6.6% increase in commercial real estate loans.

   Premises and equipment decreased $1,500,000, or 13.3%, from December 31, 1997 to June 30, 1998. This decrease was primarily due to the sale of a vacant building and the adjacent parking lot with a book value of $1,499,000.


   Mortgage loans held-for-sale increased $3,373,000 or 239.6%, from December 31, 1997 to June 30, 1998. The increase was due to strong demand in the mortgage loan area. A decrease in interest rates in the first six months of 1998 caused a large increase in refinancing as well as originating new mortgage loans.

   Other assets increased $563,000, or 6.9%, from December 31, 1997 to June 30, 1998. This was primarily due to the purchase of property with a book value of $613,000. This property was acquired as part of the agreement to sell the building and parking lot included in premises and equipment. This property is currently listed for sale.

Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Total liabilities decreased $17,112,000, or 3.6%, from $482,036,000 at December 31, 1997 to $464,924,000 at June 30, 1998. Decreases in deposits, federal funds purchased and securities sold under repurchase agreements and Federal Home Loan Bank advances were the primary reasons for the decrease in liabilities.

   Federal funds purchased and securities sold under repurchase agreements decreased $1,753,000, or 3.5%, from $49,857,000 at December 31, 1997 to
$48,104,000 at June 30, 1998. Included in this change were decreases in federal funds purchased of $3,725,000 and term repurchase agreements of $273,000. Somewhat offsetting these decreases was an increase in daily repurchase agreements of $2,245,000.

   Total deposits decreased $14,637,000, or 3.5%, from $417,154,000 at December 31, 1997 to $402,517,000 at June 30, 1998. The decrease included a $9,803,000, or 6.4%, decrease in other time deposits, a $5,541,000, or 3.8% decrease in interest bearing demand deposits and a $2,618,000, or 6.4%, decrease in time deposits $100,000 and over. These decreases were somewhat offset by an increase of $2,951,000 or 4.9%, in noninterest bearing demand deposits, and an increase of $374,000, or 2.3%, in savings deposits. The decrease in deposits was attributable to seasonal run-off, as experienced in prior years. Total deposits were $394,630,000 at June 30, 1997 compared to $402,517,000 at June 30, 1998, a 2.0% increase.

   Federal Home Loan Bank advances decreased $1,000,000, or 12.5%, from $8,000,000 at December 31, 1997 to $7,000,000 at June 30, 1998. The decrease was the result of a $1,000,000 advance maturing during the first quarter of 1998.

   Other liabilities increased $582,000, or 11.0%, from $5,289,000 at
December 31, 1997 to $5,871,000 at June 30, 1998.   Included in this increase
was $409,000 attributable to organizational changes implemented to improve efficiency, including plans to merge BankIllinois Trust Company into BankIllinois.

CAPITAL

   Total stockholders' equity increased $1,696,000 from December 31, 1997 to June 30, 1998. The change is summarized as follows:


                                              (IN THOUSANDS)
Stockholders' equity, December 31, 1997             $57,330
Net income                                            2,607
Treasury stock transactions, net                       (237)
Stock appreciation rights                                63
Purchase of fractional shares related to stock dividend  (4)
Cash dividends declared                                (844)
Other comprehensive income                              111
Stockholders' equity, June 30, 1998                 $59,026


Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   At its regular board meeting on June 16, 1998, the Board of Directors of the Company declared a cash dividend of $0.08 per share of the Company's common stock. The dividend of $432,000 was payable on July 16, 1998 to holders of record on July 6, 1998. A first quarter cash dividend of $412,000 was paid April 17, 1998.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

   As of June 30, 1998, the most recent notification from its primary regulatory agency categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                        To be well
                                                                                     capitalized under
                                                                  For capital        prompt corrective
                                               Actual          adequacy purposes:    action provisions:
                                        Amount       Ratio     Amount      Ratio     Amount       Ratio
As of June 30, 1998:

   Total capital
     (to risk-weighted assets)
    Consolidated                        $61,709      18.1%    $27,258       8.0%        N/A
    BankIllinois                        $55,169      16.4%    $27,110       8.0%    $33,888        10.0%
   Tier I capital
     (to risk-weighted assets)
    Consolidated                        $57,433      16.9%    $13,629       4.0%        N/A
    BankIllinois                        $50,918      15.1%    $13,555       4.0%    $20,333         6.0%
   Tier I capital
     (to average assets)
    Consolidated                        $57,433      10.9%    $21,025       4.0%        N/A
    BankIllinois                        $50,918       9.8%    $20,888       4.0%    $26,110         5.0%

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

Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The following table presents the Company's interest rate sensitivity at various intervals at June 30, 1998:

                                   RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                                          (dollars in thousands)
                                                1-30     31-90    91-180   181-365      Over
                                                Days      Days      Days      Days    1-year      Total
Interest earning assets:

   Federal funds sold                         $5,000       --        --        --        --        5,000

   Debt and equity securities <F1>             9,570    12,461    14,253    28,815    95,769     160,868
   Loans <F2>                                 78,835    18,456    25,289    36,343   160,061     318,984
    Total interest earning assets             93,405    30,917    39,542    65,158   255,830     484,852

Interest bearing liabilities:

   Savings and interest-bearing
    demand deposits                         $158,232       --        --        --        --      158,232

   Time deposits                              18,958    34,661    24,363    35,572    68,087     181,641
   Federal funds purchased and securities
    sold under repurchase agreements          42,854     3,000     2,050       --        200      48,104

   Federal Home Loan Bank advances               --        --      2,000     1,000     4,000       7,000

    Total interest bearing liabilities      $220,044    37,661    28,413    36,572    72,287     394,977

Net asset (liability) funding gap          $(126,639)   (6,744)   11,129    28,586   183,543      89,875

Repricing gap                                   0.42      0.82      1.39      1.78      3.54        1.23

Cumulative repricing gap                        0.42      0.48      0.57      0.71      1.23        1.23

<F1>  Debt and equity securities include securities available-for-sale.
<F2>  Loans include mortgage loans held-for-sale.

     At June 30, 1998, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,266,000 in the 1-30 days category and $1,334,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.


LIQUIDITY

     The Company was able to meet liquidity needs during the first six months of 1998. A review of the condensed consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $22,450,000 from December 31, 1997 to June 30, 1998. Although all areas had uses of cash, the majority of the cash used was in the area of financing activities.
Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     There were differences in sources and uses of cash during the first half of 1998 compared to the first half of 1997. Included in the change in cash used by operating activities was an increase in loans originated for sale. Less cash was used in investing activities during the first half of 1998 compared to the same period in 1997, as 1998 saw a slight decrease in loans while 1997 experienced rapid loan growth. Paydowns on securities, which are reflective of the current interest rate environment, were higher during the first half of 1998 compared to the first half of 1997. Cash used in financing activities was higher during the first half of 1998 compared to the same period in 1997 because of lower deposits, lower borrowings, and the payment of cash dividends.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,432,000 at June 30, 1998 compared to $5,306,000 at December 31, 1997, as provisions of $255,000 exceeded net charge-offs of $129,000. The allowance for loan losses as a percentage of total loans rose slightly to 1.70% at June 30, 1998, compared to 1.68% at December 31, 1997.

     The allowance for loan losses as a percentage of nonperforming loans fell to 128% at June 30, 1998, compared to 180% at December 31, 1997. This reduction was due to a $502,000 increase in loans 90 days past due and still accruing and an increase of $777,000 in non-accrual loans. The increase of $777,000 in non-accrual loans was primarily due to the placing of a $2,700,000 loan to a printing company on non-accrual. This loan had been reduced to $1,375,000 by June 30, 1998 through the liquidation of accounts receivable and inventory and an auction for equipment was held on July 30, 1998. Based on the preliminary outcome of the auction, the specific loan loss allocation of $500,000 for this credit appears to be adequate. Somewhat offsetting the $1,375,00 increase in non-accrual loans was a $285,000 loan returned to accrual status and the resolution of several smaller credits.
The increase in loans 90 days past due and still accruing was due primarily to two commercial loan relationships which have loans that are past due by maturity and are in the process of review prior to renewal. One of the relationships has since been reviewed and renewed, and it is anticipated that the other relationship will likewise receive an acceptable review in the near future. Management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

     Net income for the first six months of 1998 was $2,607,000, substantially unchanged from the first six months of 1997. Basic earnings per share were $0.48 for both the first six months of 1998 and the same period of 1997. Diluted earnings per share were $0.47 for both the first six months of 1998 and the same period of 1997.
Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     Operating earnings for the six months ended June 30, 1998, were $3,089,000 compared to $2,698,000 for the same period in 1997, a 14.5%
increase. Basic operating earnings per share increased $0.07, or 14.0%, to $0.57 in the first six months of 1998 from $0.50 in the same period of 1997. Diluted operating earnings per share increased $0.06, or 12.2%, to $0.55 in the first six months of 1998 from $0.49 in the same period of 1997. Net income for the first six months of 1998 and 1997 was $2,607,000 and $2,612,000, respectively. The difference between operating and net earnings was due to non-recurring items affecting each of these two periods. The non-recurring expense items, net of tax, in the first six months of 1998 were
$482,000.   Included in these items was $317,000 related to organizational changes implemented to improve efficiency, including plans to merge BankIllinois Trust Company into BankIllinois. Also included was $165,000 of expense related to a loss on disposal of property. The non-recurring item, net of tax, in the first six months of 1997 was $86,000 which was attributable to the closing of the Champaign Money Market branch in May 1997.

     Net interest income was $523,000, or 5.8% higher for the first six months of 1998 compared to 1997. Total interest income was $738,000, or 4.0% higher in 1998 compared to 1997, and interest expense increased $215,000, or 2.3%. The increase in interest income was due primarily to an increase in average earning assets. The increase in interest expense was primarily due to an increase in average interest bearing liabilities.

     The increase in total interest income included an increase of $1,074,000, or 8.3%, on loan interest income. This increase was primarily due to the increase in average loans outstanding. Also contributing to the increase in total interest income was an increase of $52,000, or 34.4%, on tax-exempt investments in debt and equity securities. This increase was primarily due to an increase in tax-exempt investments. There was also an increase of $33,000, or 9.9%, on federal funds sold. Somewhat offsetting these increases was a decrease of $421,000, or 8.4%, on taxable investments in debt and equity securities. This decrease was mainly attributable to a decrease in taxable investments as well as lower interest rates.

     The provision for loan losses recorded was $255,000 during the first six months of 1998. This was $105,000, or 70.0%, higher than the amount recorded during the first six months of 1997. The provision during the first six months of 1998 was based on management's analysis of the loan portfolio.

     Total noninterest income increased $189,000, or 8.6%, during the first six months of 1998 compared to the first six months of 1997. Included in this increase was an increase of $158,000, or 132.8%, in gains on sales of mortgage loans held-for-sale. This increase reflected a $17,518,000, or 172.6%, increase in mortgage loans held-for-sale which were closed during the first six months of 1998 compared to the first six months of 1997. There was also an increase of $103,000, or 10.3%, in trust fees which was primarily due to an increase in the market value of the portfolio under management. Also contributing to the increase in noninterest income was a $28,000, or 400.0%, increase in gains on debt securities. This increase was a result of the Company amortizing discounts on securities to their maturity date. Due to decreasing interest rates, several securities were called during the first six months of 1998 prior to maturity date which resulted in a gain being recognized. Somewhat offsetting these increases was a decrease of $75,000, or 10.1%, in other income in the first six months of 1998 compared to the same period in 1997. Included in this decrease was a decrease in mortgage servicing
Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 income of $25,000 as a result of a large number of early payoffs and a lower retention of servicing rights when selling loans during the first half of 1998 compared to 1997. In addition, computer service income decreased $12,000. The first six months of 1997 included income from outside processing the Company is no longer performing. Also affecting the decrease in other income were some non-recurring items in the first six months of 1997 which included a prior period adjustment of $12,000 booked to Visa merchant fee income and $19,000 booked to income for the sale of the East Central Illinois Proprietary Network ATM system. Lower service charges and fees in the first six months of 1998 compared to the first six months of 1997 also contributed to the decrease in other income.

     Total noninterest expenses increased $650,000, or 9.2%, during the first six months of 1998 compared to the first six months of 1997. Included in the increase were increases in salaries and employee benefits of $494,000, or 12.6%. Of this increase, $472,000 was due to organizational changes as discussed previously. Other expenses also increased $201,000, or 12.8%. Included in this increase was a loss on disposal of property of $248,000 in 1998 compared to $131,000 of expense due to a loss on the closing of the Champaign Money Market branch in May 1997. Also contributing to the increase in other expenses was an increase in legal expenses in anticipation of costs associated with the organizational changes related to the forthcoming merger of the Company's two subsidiaries, BankIllinois and BankIllinois Trust Company. In addition, other expenses increased due to start-up and operating costs associated with opening a new branch in May 1998. Marketing expenses also increased $33,000 due to costs associated with increasing customer awareness of the Company and its products, including development of an internet site. These increases in noninterest expense were somewhat offset by a decrease in net occupancy expense of $64,000, or 8.5%, which was primarily due to lower maintenance and repair costs as well as lower real estate taxes as a result of the sale of a vacant building and the adjacent parking lot in March 1998.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

     Net income for the second quarter of 1998 was $1,577,000, a $177,000, or 12.6%, increase compared to the same period of 1997. Operating earnings were the same as net income for both the second quarter of 1998 and 1997 as there were no nonrecurring expenses during either of these periods. Basic earnings per share increased $0.03, or 11.5%, to $0.29 in the second quarter of 1998 from $0.26 in the same period of 1997. Diluted earnings per share increased $0.03, or 12.0%, to $0.28 in the second quarter of 1998 from $0.25 in the same period of 1997.

     Net interest income was $258,000, or 5.7% higher for the second quarter of 1998 compared to 1997. Total interest income was $308,000, or 3.3% higher in the second quarter 1998 compared to the second quarter of 1997, and interest expense increased $50,000, or 1.1% during the same periods. The increase in interest income was due to an increase in average earning assets, somewhat offset by lower yields. The increase in interest expense was due to an increase in average interest bearing liabilities, somewhat offset by lower interest rates.

     The increase in total interest income included an increase of $504,000, or 7.7%, on loan interest income. This increase was primarily due to the increase in average loans outstanding
Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 during the second quarter of 1998 compared to the second quarter of 1997.
In addition, there was an increase of $42,000, or 55.3%, on tax-exempt investment income. This increase was due to an increase in tax-exempt investments. There was also an increase of $38,000, or 32.8% on income from federal funds sold. Somewhat offsetting these increases was a decrease of $276,000, or 10.9%, on taxable investments in debt and equity securities. This decrease was attributable to a decrease in taxable investments as well as lower interest rates during the second quarter of 1998 compared to the second quarter of 1997.

     The provision for loan losses recorded was $90,000 during the second quarter of 1998. This was $15,000, or 20.0%, higher than the amount recorded during the second quarter of 1997. The provision during the second quarter of 1998 was based on management's analysis of the loan portfolio.

     Total noninterest income increased $82,000, or 7.3%, during the second quarter of 1998 compared to the same period of 1997. Included in this increase was an increase of $83,000, or 110.7%, in gains on sales of mortgage loans held-for-sale. This increase reflects an $8,989,000, or 133.4%, increase in mortgage loans held-for-sale which were closed during the second quarter of 1998 compared to the second quarter of 1997. There was also an increase of $44,000, or 8.7%, in trust fees which was due to an increase in the market value of the portfolio under management. Also contributing to the increase in noninterest income was a $4,000, or 100.0%, increase in gains on debt securities. This increase was a result of the Company amortizing discounts on securities to their maturity date. Due to decreasing interest rates, several securities were called during the second quarter of 1998 prior to maturity date which resulted in a gain being recognized. Somewhat offsetting these increases was a decrease of $34,000, or 9.1%, in other income. This decrease included a $16,000 decrease in mortgage servicing income as a result of a large number of early payoffs and a lower retention of servicing rights when selling loans during the second quarter of 1998 compared to 1997. Also affecting the decrease in other income was a $6,000 decrease in computer service income. The second quarter of 1997 included income from outside processing the Company is no longer performing. Lower service charges and fees in the second quarter of 1998 compared to the second quarter of 1997 also contributed to the decrease in other income.

     Total noninterest expenses increased $82,000, or 2.4%, during the second quarter of 1998 compared to the second quarter of 1997. Included in the increase were increases in salaries and employee benefits of $17,000, or 0.9%. Other expenses also increased $95,000, or 13.0%. Included in this increase was $24,000 of legal expenses in anticipation of costs associated with the BankIllinois and BankIllinois Trust Co. merger. The increase in other expenses was also due to start-up and operating costs associated with opening a new branch in May 1998. Also contributing to the increase in other expenses was an increase in marketing expenses of $12,000 due to costs associated with increased customer awareness of the Company and its products, including development of an internet site. These increases in noninterest expense were somewhat offset by a decrease in net occupancy expense of $44,000, or 11.5%, which was primarily due to lower maintenance and repair costs as well as lower real estate taxes and depreciation expense as a result of the sale of a vacant building and parking lot in March 1998.


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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies
Page 17
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.
Page 18
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 1998, the Company's annual meeting of stockholders was held. At the meeting, George T. Shapland, Dean R. Stewart and Roy V. VanBuskirk were elected to serve as Class III directors with terms expiring in 2001. Continuing as Class II directors until 2000 are Gregory B. Lykins and August
C. Meyer. Continuing as Class I directors until 1999 are David J. Downey, Van A. Dukeman, Gene A. Salmon and James A. Sullivan. The stockholders also voted to ratify the appointment of McGladrey & Pullen, LLP, as independent auditors for the 1998 fiscal year.

There were 5,152,022 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

Election of Directors:
                                               FOR         WITHHELD
George T. Shapland                          4,931,754       5,393
Dean R. Stewart                             4,919,967      17,180
Roy V. VanBuskirk                           4,932,079       5,068

Ratification of Independent Auditors:

             FOR          AGAINST   ABSTAIN    BROKER NON-VOTES
           4,919,837       6,889     10,421          None


ITEM 5.  OTHER INFORMATION

None

Page 19
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

27.  Financial Data Schedule

b.  Reports

None
Page 20
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BANKILLINOIS FINANCIAL CORPORATION



Date:   August 5, 1998



By:     /s/ David B. White
        Executive Vice President
        and Chief Financial Officer