Form 10-Q
period 1998-09-30
BANKILLINOIS FINANCIAL CORP
filed 1998-11-12
CIK 941622

UNITED STATES

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1998

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
   YES   X     NO

Indicate the number of shares outstanding of the registrant's common stock, as of November 4, 1998:
   BankIllinois Financial Corporation Common Stock         5,328,919
Page 1
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                               TABLE OF CONTENTS

                                                                   PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                   3

     Item 2.  Management's Discussion of Financial
                        Condition and Results of Operations          7

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                     20

     Item 2.  Changes in Securities                                 20

     Item 3.  Defaults Upon Senior Securities                       20

     Item 4.  Submission of Matters to a Vote of Security Holders   20

     Item 5.  Other Information                                     20

     Item 6.  Exhibits and Reports on Form 8-K                      20

     SIGNATURES                                                     21

Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                              September 30, 1998 and December 31, 1997
                          (Unaudited, in thousands, except per share data)

                                                                     Sept. 30,         Dec. 31,
                                                                        1998             1997
ASSETS
Cash and due from banks                                               $15,270          $28,958
Federal funds sold                                                     26,900           19,600
Investments in debt and equity securities:
  Available-for-sale, at estimated market value                       129,833          135,317
  Held-to-maturity, estimated market value of $31,189 and
         $18,635 at September 30, 1998 and December 31, 1997,
         respectively                                                  30,871           18,519
  Non-marketable equity securities                                      1,620            1,550
Mortgage loans held for sale                                            5,182            1,408
Loans, net of allowance for loan losses of $5,441 and
         $5,306 at September 30, 1998 and December 31, 1997,
         respectively                                                 290,142          309,729
Premises and equipment                                                  9,616           11,253
Accrued interest receivable                                             4,989            4,833
Other assets                                                            8,064            8,199
         Total assets                                                $522,487         $539,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand - noninterest bearing                                     $51,510          $59,693
     Demand - interest bearing                                        147,417          146,776
     Savings                                                           16,754           16,623
     Time deposits $100,000 and over                                   34,406           41,196
     Other time                                                       139,583          152,866
       Total deposits                                                 389,670          417,154
   Federal funds purchased and securities sold under
         repurchase agreements                                         53,417           49,857
   Federal Home Loan Bank advances                                     12,000            8,000
   Accrued interest payable                                             1,442            1,736
   Other liabilities                                                    5,829            5,289
         Total liabilities                                            462,358          482,036

Stockholders' equity:
   Common stock, $0.01 par value; 6,500,000 shares authorized:
     5,466,815 shares issued                                               55               55
   Paid in capital                                                     28,944           28,880
   Retained earnings                                                   31,991           29,006
   Accumulated other comprehensive income                                 981              298
                                                                       61,971           58,239
   Less: treasury stock, at cost, 104,193 and 69,053 shares
     at September 30, 1998 and December 31, 1997, respectively         (1,842)            (909)

         Total stockholders' equity                                    60,129           57,330

         Total liabilities and stockholders' equity                  $522,487         $539,366

See accompanying notes to condensed consolidated financial statements.
Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                        BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited, in thousands, except per share data)
Interest income:                                                        1998             1997
   Interest and fees on loans                                         $20,974          $19,558
   Interest and dividends on investments in debt and equity securities
      Taxable                                                           6,786            7,466
      Tax-exempt                                                          323              228
   Interest on federal funds sold and interest-bearing deposits           624              485
         Total interest income                                         28,707           27,737

Interest expense:
   Deposits                                                            12,287           12,238
   Federal funds purchased and securities sold under
                  repurchase agreements                                 1,766            1,674
   Federal Home Loan Bank advances                                        404              447
         Total interest expense                                        14,457           14,359

         Net interest income                                           14,250           13,378
Provision for loan losses                                                 345              325
         Net interest income after provision for loan losses           13,905           13,053

Noninterest income:
   Trust fees                                                           1,622            1,529
   Service charges on deposit accounts                                    461              488
   Security transactions, net                                              46                8
   Gain on sales of mortgage loans held-for-sale, net                     409              207
   Other                                                                1,126            1,127
         Total noninterest income                                       3,664            3,359

Noninterest expenses:
   Salaries and employee benefits                                       6,418            5,847
   Net occupancy                                                        1,042            1,146
   Equipment                                                              670              673
   Data processing                                                        555              551
   Federal deposit insurance premiums                                      37               36
   Other                                                                2,450            2,307
         Total noninterest expenses                                    11,172           10,560

         Income before income taxes                                     6,397            5,852
Income taxes                                                            2,075            1,938

         Net income                                                    $4,322           $3,914

Other comprehensive income, before tax:
         Unrealized gains on securities:
               Unrealized holding gains arising during period             704              310
               Less:  reclassification adjustment for gains
                           included in net income                         (21)               0
               Other comprehensive income, net of tax                     683              310

               Comprehensive income                                    $5,005           $4,224

Per share data:
   Basic earnings per share                                             $0.80            $0.72

   Weighted average shares of common stock outstanding              5,397,568        5,401,436

   Diluted earnings per share                                           $0.78            $0.71

   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                       5,569,172        5,512,637

See accompanying notes to condensed consolidated financial statements.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                        BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       For the Three Months Ended September 30, 1998 and 1997
                          (Unaudited, in thousands, except per share data)
Interest income:                                                        1998             1997
   Interest and fees on loans                                          $7,008           $6,666
   Interest and dividends on investments in debt and equity securities
      Taxable                                                           2,211            2,470
      Tax-exempt                                                          120               77
   Interest on federal funds sold and interest-bearing deposits           258              152
         Total interest income                                          9,597            9,365

Interest expense:
   Deposits                                                             4,027            4,208
   Federal funds purchased and securities sold under
                  repurchase agreements                                   620              570
   Federal Home Loan Bank advances                                        165              151
         Total interest expense                                         4,812            4,929

         Net interest income                                            4,785            4,436
Provision for loan losses                                                  90              175
         Net interest income after provision for loan losses            4,695            4,261

Noninterest income:
   Trust fees                                                             520              530
   Service charges on deposit accounts                                    158              160
   Security transactions, net                                              11                1
   Gain on sales of mortgage loans held-for-sale, net                     132               88
   Other                                                                  455              381
         Total noninterest income                                       1,276            1,160

Noninterest expenses:
   Salaries and employee benefits                                       1,989            1,912
   Net occupancy                                                          339              382
   Equipment                                                              222              226
   Data processing                                                        181              194
   Federal deposit insurance premiums                                      12               12
   Other                                                                  695              750
         Total noninterest expenses                                     3,438            3,476

         Income before income taxes                                     2,533            1,945
Income taxes                                                              818              643

         Net income                                                    $1,715           $1,302

Other comprehensive income, before tax:
         Unrealized gains on securities:
               Unrealized holding gains arising during period             573              429
               Less:  reclassification adjustment for gains
                           included in net income                          (1)               0
               Other comprehensive income, net of tax                     572              429

               Comprehensive income                                    $2,287           $1,731

Per share data:
   Basic earnings per share                                             $0.32            $0.24

   Weighted average shares of common stock outstanding              5,383,249        5,397,943

   Diluted earnings per share                                           $0.31            $0.24

   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                       5,560,304        5,508,773

See accompanying notes to condensed consolidated financial statements.

Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                        BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ending September 30, 1998 and 1997
                                     (Unaudited, in thousands)
                                                                        1998              1997
Cash flows from operating activities:
   Net income                                                          $4,322           $3,914
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                       793              848
      Amortization of bond premiums, net                                   12               16
      Provision for loan losses                                           345              325
      Gain on security transactions                                       (46)              (8)
      Gain on sales of loans, net                                        (409)            (207)
      Loss on sale of premises and equipment, net                         248              135
      Increase in accrued interest receivable                            (156)            (354)
      (Decrease) increase  in accrued interest payable                   (294)               4
      Decrease in other assets                                            148              418
      Increase (decrease) in other liabilities                            170             (225)
      Stock appreciation rights                                            68               84
      Proceeds from sales of loans originated for sale                 45,870           18,755
      Loans originated for sale                                       (49,235)         (18,650)
                           Net cash provided by operating activities    1,836            5,055

Cash flows from investing activities:
   Net decrease (increase) in loans                                    19,216          (22,394)
   Proceeds from maturity of investments in debt securities:
      Held-to-maturity                                                  3,069           12,595
      Available-for-sale                                               54,980           27,550
   Proceeds from sales of investments:
      Non-marketable                                                        0              145
   Purchases of investments in debt and equity securities:
      Held-to-maturity                                                (15,406)          (7,287)
      Available-for-sale                                              (57,916)         (43,133)
      Non-marketable                                                      (70)               0
   Principal paydowns from mortgage-backed and mortgage-related securities:
      Held-to-maturity                                                      0              252
      Available-for-sale                                                9,474            1,398
   Purchases of premises and equipment                                   (771)          (1,422)
   Proceeds from sale of premises and equipment                         1,380                1
                           Net cash provided by (used in)
                             investing activities                      13,956          (32,295)

Cash flows from financing activities:
         Net decrease in demand and savings deposits                   (7,411)          (3,181)
         Net (decrease) increase in time deposits $100 and over        (6,790)           2,671
         Net decrease in other time deposits                          (13,283)          (2,571)
         Net increase in federal funds purchased and
                        securities sold under repurchase agreements     3,560              196
         Net increase in Federal Home Loan Bank advances                4,000                0
         Cash dividends paid                                           (1,255)               0
         Treasury stock transactions, net                                (997)            (254)
         Fractional shares purchased following stock dividend              (4)              (3)
                           Net cash used in financing activities      (22,180)          (3,142)
                           Net decrease in cash and cash equivalents   (6,388)         (30,382)
Cash and cash equivalents at beginning of year                         48,558           59,195
Cash and cash equivalents at end of year                              $42,170          $28,813

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                        $12,580          $14,355
      Income taxes                                                      1,858            1,460
   Disposal of premises and equipment subject to valuation allowance      304                0
   Change in unrealized gain on securities available-for-sale           1,035              469
   Change in deferred taxes attributable to unrealized gain on securities
     available-for-sale                                                   352              159
   Real estate acquired through or in lieu of foreclosure                  26            1,842
   Dividends declared not paid                                            429                0

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

   In the opinion of management, the condensed consolidated financial statements of BankIllinois Financial Corporation (the "Company") and subsidiaries as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998.

NOTE 2.  GAINS ON SECURITIES TRANSACTIONS

   Gains on security transactions include proceeds from sales, calls and maturities of available-for-sale securities as well as calls and maturities of held-to-maturity securities. Gross gains and losses were as follows:


                       Nine Months Ended             Three Months Ended
                  Sept. 30, 1998 Sept. 30, 1997 Sept. 30, 1998 Sept. 30, 1997
Available-for-sale       $32             $-             $2             $-
Held-to-maturity          14              8              9              1
Total                    $46             $8            $11             $1

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

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

   Total assets decreased $16,879,000, or 3.1%, from $539,366,000 at
December 31, 1997 to $522,487,000 at September 30, 1998. Decreases primarily in cash and due from banks, loans, securities available-for-sale and premises and equipment, offset somewhat by increases in securities held-to-maturity, federal funds sold and mortgage loans held-for-sale resulted in the decrease in assets.

   The decrease in cash and due from banks of $13,688,000, or 47.3%, at September 30, 1998 compared to December 31, 1997 was attributable to a smaller dollar amount of deposit items in process of collection at September 30, 1998 compared to December 31, 1997.

   Loans decreased $19,587,000, or 6.3%, from December 31, 1997 to
September 30, 1998. Included in this change was a decrease of $12,320,000, or 10.1%, in commercial loans, a decrease of $2,191,000, or 4.2% in consumer loans, a decrease of $844,000, or 1.5%, in residential real estate loans, and a decrease of $323,000, or 0.4% in commercial real estate loans. The decrease in loans was caused by some large commercial loans being paid off during the third quarter of 1998, as well as a continued emphasis on loan quality. The Company has been unwilling to compromise its loan underwriting standards in the currently competitive market.

   Premises and equipment decreased $1,637,000, or 14.6%, from December 31, 1997 to September 30, 1998. This decrease was primarily due to the sale of a vacant building and the adjacent parking lot, with a combined book value of $1,499,000.

   Other assets decreased $135,000, or 1.7%, from December 31, 1997 to September 30, 1998. This decrease was affected by the sale of $600,000 of repossessed real estate. The decrease in other assets was offset by a
purchase of property with a book value of $613,000.   This property was
acquired as part of the agreement to sell the building and parking lot included in premises and equipment. This property is currently listed for sale.

   Federal funds sold increased $7,300,000, or 37.2%, at September 30, 1998 compared to December 31, 1997 due to an increase in funds available for investing as a result of the decrease in the loan category.

   Investments in securities held-to-maturity increased $12,352,000, or 66.7%, at September 30, 1998 compared to December 31, 1997. Investments in securities available-for-sale decreased $5,484,000, or 4.1%, at September 30, 1998 compared to December 31, 1997. The net increase in investments in debt and equity securities was the result of shifting assets from loans. The Company has approximately $66,000,000 of investments maturing within one year.

   Mortgage loans held-for-sale increased $3,774,000 or 268.0%, from
December 31, 1997 to September 30, 1998. The increase was due to strong demand in the mortgage loan area. A
Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
decrease in interest rates in the first nine months of 1998 caused a large increase in refinancing as well as originating new mortgage loans.

   Total liabilities decreased $19,678,000, or 4.1%, from $482,036,000 at December 31, 1997 to $462,358,000 at September 30, 1998. The decrease was primarily due to a decrease in deposits, somewhat offset by increases in federal funds purchased and securities sold under repurchase agreements and Federal Home Loan Bank advances.

   Total deposits decreased $27,484,000, or 6.6%, from $417,154,000 at December 31, 1997 to $389,670,000 at September 30, 1998. The decrease included a $13,283,000, or 8.7%, decrease in other time deposits, an $8,183,000, or 13.7% decrease in noninterest bearing demand deposits and a $6,790,000, or 16.5%, decrease in time deposits $100,000 and over. These decreases were somewhat offset by an increase of $641,000, or 0.4%, in interest bearing demand deposits, and an increase of $131,000, or 0.8%, in savings deposits. The decrease in deposits was attributable to seasonal run-off, as experienced in prior years.

   Federal funds purchased and securities sold under repurchase agreements increased $3,560,000, or 7.1%, from $49,857,000 at December 31, 1997 to
$53,417,000 at September 30, 1998. Included in this change were decreases in federal funds purchased of $3,560,000 and term repurchase agreements of $273,000. Somewhat offsetting these decreases was an increase in daily repurchase agreements of $7,393,000.

   Federal Home Loan Bank advances increased $4,000,000, or 50.0%, from $8,000,000 at December 31, 1997 to $12,000,000 at September 30, 1998. The
increase was the result of acquiring a $5,000,000 long-term advance in July 1998. This advance will help to narrow the long-term repricing gap. This advance was somewhat offset by a $1,000,000 advance maturing during the first quarter of 1998.

   Other liabilities increased $540,000, or 10.2%, from $5,289,000 at December 31, 1997 to $5,829,000 at September 30, 1998. Included in this increase was $340,000 attributable to organizational changes implemented to improve efficiency, including the merger of subsidiaries (BankIllinois Trust Company into BankIllinois) in September 1998.

Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CAPITAL

   Total stockholders' equity increased $2,799,000 from December 31, 1997 to September 30, 1998. The change is summarized as follows:


                                                      (IN THOUSANDS)
Stockholders' equity, December 31, 1997                     $57,330
Net income                                                    4,322
Treasury stock transactions, net                               (997)
Stock appreciation rights                                        68
Purchase of fractional shares related to stock dividend          (4)
Cash dividends declared                                      (1,273)
Other comprehensive income                                      683
Stockholders' equity, September 30, 1998                    $60,129


At its regular board meeting on September 15, 1998, the Board of Directors of the Company declared a cash dividend of $0.08 per share of the Company's common stock. The dividend of $429,000 was payable on October 19, 1998 to holders of record on October 5, 1998. A first and second quarter cash dividend of $412,000 and $432,000 was paid on April 17, 1998 and July 16, 1998, respectively.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

   As of September 30, 1998, the most recent notification from its primary regulatory agency categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.
Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                        To be well
                                                                                     capitalized under
                                                                  For capital        prompt corrective
                                               Actual          adequacy purposes:    action provisions:
                                        Amount       Ratio     Amount      Ratio     Amount       Ratio
As of September 30, 1998:
   Total capital
     (to risk-weighted assets)
     Consolidated                      $63,262       19.2%    $26,389        8.0%       N/A
     BankIllinois                      $56,984       17.3%    $26,300        8.0%   $32,875       10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                      $59,123       17.9%    $13,194        4.0%       N/A
     BankIllinois                      $52,858       16.1%    $13,150        4.0%   $19,725        6.0%
   Tier I capital
      (to average assets)
     Consolidated                      $59,123       11.2%    $21,088        4.0%       N/A
     BankIllinois                      $52,858       10.1%    $21,025        4.0%   $26,282        5.0%

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

Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The following table presents the Company's interest rate sensitivity at various intervals at September 30, 1998:

                                   RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                                          (dollars in thousands)
                                                1-30      31-90     91-180    181-365        Over
                                                Days       Days       Days       Days      1-year       Total
Interest earning assets:
   Federal funds sold                        $26,900        --         --         --           --       26,900
   Debt and equity securities <F1>             9,587     13,437     15,765     27,636       95,899     162,324
   Loans <F2>                                 73,492     17,880     19,178     34,702      155,513     300,765
    Total interest earning assets            109,979     31,317     34,943     62,338      251,412     489,989
Interest bearing liabilities:
   Savings and interest-bearing
     demand deposits                        $164,171        --         --         --           --      164,171
   Time deposits                               8,329     19,707     21,480     39,677       84,796     173,989
   Federal funds purchased and securities
     sold under repurchase agreements         48,167      2,050         --      3,000          200      53,417
   Federal Home Loan Bank advances             1,000      1,000      1,000      1,000        8,000      12,000
    Total interest bearing liabilities      $221,667     22,757     22,480     43,677       92,996     403,577
Net asset (liability) funding gap          $(111,688)     8,560     12,463     18,661      158,416      86,412
Repricing gap                                  0.50       1.38       1.55       1.43         2.70        1.21
Cumulative repricing gap                       0.50       0.58       0.66       0.77         1.21        1.21

<F1>  Debt and equity securities include securities available-for-sale.
<F2>  Loans include mortgage loans held-for-sale.

   At September 30, 1998, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,117,000 in the 1-30 days category and $1,031,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.


LIQUIDITY

   The Company was able to meet liquidity needs during the first nine months of 1998. A review of the condensed consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $6,388,000
Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
from December 31, 1997 to September 30, 1998. Cash was used in the area of financing, while cash was provided through operating and investing activities.

   There were differences in sources and uses of cash during the first nine months of 1998 compared to the first nine months of 1997. Included in the change in cash used by operating activities was an increase in loans originated for sale. Cash was provided by investment activities during the first nine months of 1998 as compared to 1997 in which more cash was used for investing. In 1998 there was a slight decrease in loans while 1997 experienced rapid loan growth. Paydowns on securities, which are reflective of the current interest rate environment, were higher during the first nine months of 1998 compared to the first nine months of 1997. These were somewhat offset by more cash used in purchasing investments in debt and equity securities. Cash used in financing activities was higher during the first nine months of 1998 compared to the same period in 1997 because of lower deposits and the payment of cash dividends, somewhat offset by an increase in federal funds purchased and securities sold under repurchase agreements as well as Federal Home Loan Bank advances.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,441,000 at September 30, 1998 compared to $5,306,000 at December 31, 1997, as provisions of $345,000 exceeded net charge-offs of $210,000 during the nine month period. The allowance for loan losses as a percentage of total loans rose to 1.81% at September 30, 1998, compared to 1.68% at December 31, 1997 as total loans fell from $316,000,000 to $301,000,000.

   The allowance for loan losses as a percentage of nonperforming loans rose to 194% at September 30, 1998, compared to 180% at December 31, 1997. This increase was due to a $148,000 reduction in non-performing loans and a $135,000 increase in the allowance for loan losses. Management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

   Net income for the first nine months of 1998 was $4,322,000, a $408,000, or 10.4% increase from the first nine months of 1997. Basic earnings per share were $0.80 for the first nine months of 1998 and $0.72 for the same period of 1997. Diluted earnings per share were $0.78 for the first nine months of 1998 and $0.71 for the same period of 1997.

   Operating earnings for the nine months ended September 30, 1998, were $4,804,000 compared to $4,000,000 for the same period in 1997, a 20.1%
increase.  Basic operating
Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
earnings per share increased $0.15, or 20.3%, to $0.89 in the first nine months of 1998 from $0.74 in the same period of 1997. Diluted operating earnings per share increased $0.13, or 17.8%, to $0.86 in the first nine months of 1998 from $0.73 in the same period of 1997. Net income for the first nine months of 1998 and 1997 was $4,322,000 and $3,914,000, respectively. The difference between operating and net earnings was due to non-recurring items affecting each of these two periods. The non-recurring expense items, net of tax, in the first nine months of 1998 were $482,000. Included in these items was $317,000 related to organizational changes implemented to improve efficiency, including the merger of BankIllinois Trust Company into BankIllinois. Also included was $165,000 of expense related to a loss on disposal of property. The non-recurring item, net of tax, in the first nine months of 1997 was $86,000 which was attributable to the closing of the Champaign Money Market branch in May 1997.

   Net interest income was $872,000, or 6.5% higher for the first nine months of 1998 compared to 1997. Total interest income was $970,000, or 3.5% higher in 1998 compared to 1997, and interest expense increased $98,000, or 0.7%. The increase in interest income was due primarily to an increase in average earning assets. The increase in interest expense was primarily due to an increase in average interest bearing liabilities, somewhat offset by a decrease in interest rates.

   The increase in total interest income included an increase of $1,416,000, or 7.2%, on loan interest income. This increase was primarily due to the increase in average loans outstanding. Also contributing to the increase in total interest income was an increase of $95,000, or 41.7%, on tax-exempt investments in debt and equity securities. This increase was primarily due to an increase in tax-exempt investments. There was also an increase of $139,000, or 28.7%, on federal funds sold. Somewhat offsetting these increases was a decrease of $680,000, or 9.1%, on taxable investments in debt and equity securities. This decrease was attributable both to a decrease in taxable investments as well as to lower interest rates.

   The provision for loan losses recorded was $345,000 during the first nine months of 1998. This was $20,000, or 6.2%, higher than the amount recorded during the first nine months of 1997. The provision during the first nine months of 1998 was based on management's analysis of the loan portfolio.

   Total noninterest income increased $305,000, or 9.1%, during the first nine months of 1998 compared to the first nine months of 1997. Included in this increase was an increase of $202,000, or 97.6%, in gains on sales of mortgage loans held-for-sale. This increase reflected a $27,020,000, or 146.5%, increase in mortgage loans held-for-sale which were closed during the first nine months of 1998 compared to the first nine months of 1997. The increase in closed loans was attributable to a decrease in interest rates. There was also an increase of $93,000, or 6.1%, in trust fees which was a result of an increase in assets due to new accounts. Also contributing to the increase in noninterest income was a $38,000, or 475.0%, increase in gains on debt securities. This increase was a result of the Company amortizing discounts on securities to their maturity date. Due to decreasing interest rates, several securities were called during the first nine months of 1998 prior to their maturity dates which resulted in a gain being recognized. Included in the change in other income was a gain of $104,000 booked in September 1998 from the sale of the Visa portfolio. Somewhat offsetting this increase was a decrease in mortgage servicing income of $58,000 as a result of a large number of early payoffs and a lower retention Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
of servicing rights when selling loans during the first nine months of 1998 compared to 1997. Lower service charges and fees also affected other income in 1998 compared to 1997. In addition, computer service income decreased $18,000. The first six months of 1997 included income from outside processing which the Company is no longer performing. Also affecting the decrease in other income were some non-recurring items in the first nine months of 1997 which included a prior period adjustment of $12,000 booked to Visa merchant fee income and $19,000 booked to income for the sale of the East Central Illinois Proprietary Network ATM system.

   Total noninterest expenses increased $612,000, or 5.8%, during the first nine months of 1998 compared to the first nine months of 1997. Included in the increase were increases in salaries and employee benefits of $571,000, or 9.8%. Of this increase, $472,000 was due to non-recurring organizational changes as discussed previously. Other expenses also increased $143,000, or 6.2%. Included in this increase was a loss on disposal of property of $248,000 in 1998 compared to $131,000 of expense due to a loss on the closing of the Champaign Money Market branch in May 1997. Also contributing to the increase in other expenses was an increase in legal expenses associated with the organizational changes related to the merger of the Company's two subsidiaries, BankIllinois and BankIllinois Trust Company. In addition, marketing expenses increased $31,000 due to costs associated with increasing customer awareness of the Company and its products, including development of an internet site. The increase in noninterest expense was also attributable to start-up and operating costs associated with opening a new branch in May 1998. These increases in noninterest expense were somewhat offset by a decrease in net occupancy expense of $104,000, or 9.1%, which was primarily due to lower maintenance and repair costs as well as lower real estate taxes, depreciation expense, and utility costs as a result of the sale of a vacant building and the adjacent parking lot in March 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

   Net income for the third quarter of 1998 was $1,715,000, a $413,000, or 31.7%, increase compared to the same period of 1997. Operating earnings were the same as net income for the third quarters of both 1998 and 1997, as there were no significant non-recurring expenses during either of these periods. Basic earnings per share increased $0.08, or 33.3%, to $0.32 in the third quarter of 1998 from $0.24 in the same period of 1997. Diluted earnings per share increased $0.07, or 29.2%, to $0.31 in the third quarter of 1998 from $0.24 in the same period of 1997.

   Net interest income was $349,000, or 7.9% higher for the third quarter of 1998 compared to 1997. Total interest income was $232,000, or 2.5% higher in the third quarter 1998 compared to the third quarter of 1997, and interest expense decreased $117,000, or 2.4% during the same periods. The increase in interest income was due to an increase in average earning assets, somewhat offset by lower yields. The decrease in interest expense was primarily due to lower interest rates, somewhat offset by an increase in average interest bearing liabilities.

   The increase in total interest income included an increase of $342,000, or 5.1%, on loan interest income. This increase was primarily due to the increase in average loans outstanding as well as higher rates during the third quarter of 1998 compared to the third quarter of 1997.
Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

In addition, there was an increase of $43,000, or 55.8%, on tax-exempt investment income. This increase was due to an increase in tax-exempt investments. There was also an increase of $106,000, or 69.7%, on income from federal funds sold. Somewhat offsetting these increases was a decrease of $259,000, or 10.5%, on taxable investments in debt and equity securities. This decrease was primarily attributable to a decrease in lower interest rates as well as taxable investments during the third quarter of 1998 compared to the third quarter of 1997.

   The provision for loan losses recorded was $90,000 during the third quarter of 1998. This was $85,000, or 48.6%, lower than the amount recorded during the third quarter of 1997. The provision recorded during each of these periods was based on management's analysis of the loan portfolio.

   Total noninterest income increased $116,000, or 10.0%, during the third quarter of 1998 compared to the same period of 1997. Included in this increase was an increase of $44,000, or 50.0%, in gains on sales of mortgage loans held-for-sale. This increase reflects a $9,502,000, or 114.6%, increase in mortgage loans held-for-sale which were closed during the third quarter of 1998 compared to the third quarter of 1997. The increase in closed loans was attributable to a decrease in interest rates. Also contributing to the increase in noninterest income was a $10,000, or 1,000.0%, increase in gains on debt securities. This increase was the result of the Company amortizing discounts on securities to their maturity date.
Due to decreasing interest rates, several securities were called during the third quarter of 1998 prior to their maturity dates which resulted in a gain being recognized. Other income increased $74,000 in the third quarter of 1998 compared to the third quarter of 1997. Included in this increase was a $104,000 gain which was recognized in the third quarter of 1998 from the sale of the Visa portfolio. Other income was also affected by a $34,000 decrease in mortgage servicing income as a result of a large number of early payoffs and a lower retention of servicing rights when selling loans during the third quarter of 1998 compared to 1997. Lower service charges and fees in the third quarter of 1998 compared to the third quarter of 1997 also contributed to the decrease in other income. Somewhat offsetting these net increases in noninterest income was a decrease of $10,000, or 1.9%, in trust fees due to less fees produced in the third quarter of 1998 from farms sold in management accounts, somewhat offset by an increase in income due to new accounts in other trust areas.

   Total noninterest expenses decreased $38,000, or 1.1%, during the third quarter of 1998 compared to the third quarter of 1997. Included in the decrease was a decrease in net occupancy of $43,000, or 11.3%. This was due to lower maintenance and repair costs in the third quarter of 1998 as well as lower real estate taxes and utility costs due to the sale of a vacant building and adjacent parking lot in March 1998. Data processing expense also decreased $13,000, or 6.7% during the third quarter of 1998 due to a decrease in computer service expense related to lower maintenance costs in 1998. Other expenses were $55,000 lower in the third quarter of 1998 compared to the same period of 1997. Included in the change in other expenses was a decrease in staff training expense of $26,000 in 1998. The third quarter of 1997 included expenses related to a training program instituted to improve skills on providing effective service to customers. Also affecting the decrease in other expenses was a $21,000 decrease in other real estate net expense in the third quarter of 1998 compared to 1997. The income which is netted with other real estate expense was higher in the third quarter of 1998 compared to 1997 due to an increased number of tenants renting space. These decreases in noninterest expense were
Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
somewhat offset by an increase in salaries and employee benefits of $77,000, or 4.0%. This increase was reflective of salaries related to the new branch which opened in May 1998, as well as incentive compensation accruals related to third quarter performance in 1998.

YEAR 2000

   The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

   The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

   The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by earlier programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable during the industry's dependence on electronic data processing systems.

   In December 1996, the Company developed their Year 2000 Project Plan, following the guidelines established by the FFIEC. An integral part of the plan was to establish a Year 2000 Committee comprised of representatives from key areas throughout the organization. The Committee's mission is to identify issues related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and
Page 17
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue. The Company relies on software purchased from third-party vendors rather than internally-generated software. The Company is currently in the process of upgrading systems and testing to validate Year 2000 compliance. To date, testing is 33% complete. Testing is being done on a test server which emulates the current BankIllinois network and systems. The Company expects to have all mission critical systems renovated and tested prior to December 31, 1998. The Company is currently operating on the Year 2000 compliant releases for core systems supported by its third party data processor.

   The Year 2000 Committee has also developed a communication plan that updates the Board of Directors, management, and employees on the Company's Year 2000 status, and has formed a subcommittee to develop a customer awareness program. In addition, the Committee has developed a separate plan in order to manage the Year 2000 risks posed by commercial borrowing customers. This plan will identify material loan customers, assess their preparedness, evaluate their credit risk to the Company, and implement appropriate controls to mitigate the risk. As a means of creating awareness among these borrowers, the Company has conducted a corporate customer seminar to provide customers with information on how the Year 2000 can impact their own business.

   In accordance with regulatory guidelines, the Company has developed a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business processes. These strategies include relying on back-up systems that do not utilize computers and, in some cases, switching vendors. In the case of utility providers, the Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. The Company currently utilizes a generator for emergency power at its main office during short-term power outages. Although the generator does not supply sufficient power to allow the main office to remain open during a power outage, the Company is researching the possibility of the generator supplying sufficient power to operate a branch office in case of power outages caused by Year 2000 issues.

   Management anticipates that the total additional out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $325,000. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, fees to outside consulting firms, and certain administrative expenditures, has been provided for in the Company's Year 2000 budget. Although management feels confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company
Page 18
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
has not had any material delay regarding its information systems projects.


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



Date: November 12, 1998



By:     /s/ David B. White
        Executive Vice President
        and Chief Financial Officer