Form 10-K
period 1998-12-31
BANKILLINOIS FINANCIAL CORP
filed 1999-03-24
CIK 941622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

Yes [X]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The index to exhibits is located on page 63 of 64 total sequentially numbered pages.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

As of March 15, 1999, the Registrant had issued and outstanding 5,329,460 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999, was $61,079,958.*

* Based on the last reported price ($23.25) of an actual transaction in Registrant's Common Stock on March 3, 1999, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.



DOCUMENTS INCORPORATED BY REFERENCE

     None.

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                       BANKILLINOIS FINANCIAL CORPORATION

                            Form 10-K Annual Report

                               Table of Contents

                                     Part I


Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . 1
          A.  General
          B.  Business of the Company and Subsidiaries
          C.  Competition
          D.  Monetary Policy and Economic Conditions
          E.  Regulation and Supervision
          F.  Employees

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 8
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . 8

                                    Part II

Item 5    Market for Registrant's Common Equity and
              Related Stockholder Matters. . . . . . . . . . . . . . . . . 8
Item 6.   Selected Consolidated Financial Data . . . . . . . . . . . . . . 9
Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . .10
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk . . .27
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . .27
Item 9    Changes in and Disagreements on Accounting
              and Financial Disclosure . . . . . . . . . . . . . . . . . .51

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .52
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .56
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . . . . . . . .59
Item 13.  Certain Relationships and Related Transactions . . . . . . . . .60

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .61

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

       A.  GENERAL

       BankIllinois Financial Corporation (the "Company"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on December 9, 1994, and on June 30, 1995, acquired all of the outstanding stock of BankIllinois and The Champaign National Bank following the merger (the "Merger") of Central Illinois Financial Corporation ("CIF") and BankIllinois Financial Co. ("BKI"). On October 20, 1995, BankIllinois and The Champaign National Bank were merged to form BankIllinois ("BankIllinois" or the "Bank"), an Illinois chartered bank. On September 14, 1998, BankIllinois Trust Company, the Company's only non-bank subsidiary, was merged into BankIllinois.

       B.  BUSINESS OF THE COMPANY AND SUBSIDIARIES

GENERAL

       The Company conducts the business of banking and offers trust services through BankIllinois, its wholly owned subsidiary. As of December 31, 1998, the Company had consolidated total assets of $537.4 million, stockholders' equity of $60.7 million and trust assets under administration of approximately $408.9 million. Substantially all of the income of the Company is currently derived from dividends received from BankIllinois. The amount of these dividends is directly related to the earnings of BankIllinois and is subject to various regulatory restrictions. See "Regulation and Supervision."

       BankIllinois conducts a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, consumer and real estate lending, including installment loans and personal lines of credit; safe deposit operations; and additional services tailored to the needs of individual customers, such as the sale of traveler's checks, cashier's checks and other specialized services. BankIllinois also offers personalized financial planning services through the PrimeVest Investment Center at BankIllinois, which services include a broad spectrum of investment products, including stocks, bonds, mutual funds and tax advantaged investments. In addition, the trust & investments division offers a wide range of services such as acting as trustee, consultant, guardian, executor and agent.

       Commercial lending at BankIllinois covers such categories as agriculture, manufacturing, capital, inventory, construction, real estate development and commercial mortgages. Commercial lending, particularly loans to small and medium sized businesses, accounts for a major portion of BankIllinois' loan portfolio. BankIllinois' retail banking division makes direct loans to consumers for various purposes, including home equity and direct automobile loans. The consumer mortgage loan department, which is part of the retail banking division, specializes in real estate loans to individuals. BankIllinois also purchases installment obligations from retailers, primarily without recourse.

       BankIllinois' principal sources of income are interest and fees on loans and investments and service fees. Its principal expenses are interest paid on deposits and general operating expenses. BankIllinois' primary service area is Champaign County, Illinois.

LENDING ACTIVITIES

       GENERAL. BankIllinois' primary source of revenue is interest revenue from its lending activities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Results of Operations Net Interest Income."

       LOAN PORTFOLIO COMPOSITION. BankIllinois' loan portfolio totaled approximately $292.6 million at December 31, 1998, representing 54% of BankIllinois' total assets at that date. At that date, BankIllinois' loan portfolio included approximately $112.3 million of commercial, financial and agricultural loans, $132.9 million of real estate loans and $47.4 million of installment and consumer loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Results of Operations Financial Condition Loans."
Page 1
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

       INTEREST RATES AND FEES. Interest rates and fees charged on BankIllinois' loans are affected primarily by the market demand for loans and the supply of money available for lending purposes. These factors are affected by, among other things, general economic conditions and the policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), legislative tax policies and governmental budgetary matters. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Results of Operations Net Interest Income."

INVESTMENT SECURITIES

       The carrying value of the Company's securities at December 31, 1998 was approximately $191.1 million, representing 36% of the Company's total assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Financial Condition Investment Securities."

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

       D.  MONETARY POLICY AND ECONOMIC CONDITIONS

       The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies. In particular, the Federal Reserve regulates money and credit conditions and interest rates in order to influence general economic conditions and interest rates, primarily through open market operations in U. S. government securities, varying the discount rate on member banks and nonmember bank borrowings and setting reserve requirements against bank deposits. Such Federal Reserve policies and acts have a significant influence on overall growth and distribution of bank loans, investments, deposits and related interest rates. The Company cannot accurately predict the effect, if any, such policies and acts may have in the future on its business or earnings.
Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

       E.  REGULATION AND SUPERVISION

GENERAL

       Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

       Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

       The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiary, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiary.

RECENT REGULATORY DEVELOPMENTS

       PENDING LEGISLATION. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiary remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and BankIllinois.

THE COMPANY

       GENERAL. The Company, as the sole shareholder of BankIllinois, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to BankIllinois and to commit resources to support BankIllinois in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

       INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the
BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their
Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
 holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

       The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be so closely related to banking ... as to be a
proper incident thereto.   Under current regulations of the Federal Reserve,
the Company and its subsidiary is permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

       Federal law also prohibits any person or company from acquiring control of a bank or a bank holding company without prior notice to the
appropriate federal bank regulator.   Control  is defined in certain cases as
the acquisition of 10% of the outstanding shares of a bank or bank holding company.

       CAPITAL REQUIREMENTS.   Bank holding companies are required to
maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

       The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.
       The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

       As of December 31, 1998, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 19.1% and a leverage ratio of 11.1%.

       DIVIDENDS.   The Delaware General Corporation Law (the "DGCL") allows
the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

       FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS

       GENERAL. BankIllinois is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF-insured, Illinois-chartered bank, BankIllinois is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

       DEPOSIT INSURANCE. As an FDIC-insured institution, BankIllinois is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

       During the year ended December 31, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

       The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of BankIllinois.

       FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, BankIllinois paid FICO assessments totaling $49,000.

       SUPERVISORY ASSESSMENTS. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the bank's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1998, BankIllinois paid supervisory assessments to the Commissioner totaling $52,000.

       CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as
BankIllinois: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--the Company--Capital Requirements").

            The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide
Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

       During the year ended December 31, 1998, BankIllinois was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 9.8% and a risk-based capital ratio of 17.2%.

       Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, BankIllinois was well capitalized, as defined by FDIC regulations.

       DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits.

       The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, BankIllinois exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. As of December 31, 1998, approximately $4.6 million was available to be paid as dividends to the Company by BankIllinois. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by BankIllinois if the FDIC determines such payment would constitute an unsafe or unsound practice.

       INSIDER TRANSACTIONS. BankIllinois is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by BankIllinois to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or its subsidiary or a principal stockholder of the Company may obtain credit from banks with which BankIllinois maintains a correspondent relationship.

       SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

       In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the
Page 6
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

       BRANCHING AUTHORITY. Illinois banks, such as BankIllinois, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

       Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

       STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of BankIllinois.

       FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. BankIllinois is in compliance with the foregoing requirements.

       F.  EMPLOYEES

       The Company had a total of 218 employees at December 31, 1998, consisting of 172 full-time employees and 46 part-time. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiary. The Company offers a variety of employee benefits, and management considers its employee relations to be excellent.

ITEM 2.     PROPERTIES

       BankIllinois owns the land and buildings at the Company's principal executive offices in Champaign, Illinois. One building is BankIllinois' main banking office, located at 100 W. University. The second building, located adjacent to BankIllinois, is used for bank offices with excess space treated as rental property. In addition, BankIllinois owns three separate branch facilities, one a few blocks away, one approximately two miles away from the main banking office of BankIllinois and the other approximately five miles away. BankIllinois also leases space in two supermarket stores and operates a branch facility at each store. One supermarket branch is situated in Urbana, approximately three miles from BankIllinois' main office. The second is located in Mahomet, approximately ten miles from BankIllinois' home office. In addition, BankIllinois leases three other branch facility locations, one approximately two miles southwest of the main office, a second facility located two miles southeast of the main office, and a third facility located two miles east of the main office. BankIllinois also leases approximately 13,000 square feet in a building located down the street from the main banking office. This location had been used for operations and other support services. During 1997, some of these functions were relocated to the Bank's main office and a sublease entered into for a portion of this space.
Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

       BankIllinois also owns one other building and three parking lots which are located within a mile of its main office. The building is used for storage. Two of the parking lots are partially leased and are also used by BankIllinois employees. The third parking lot is for employee use only.

       The Company believes that its facilities are adequate to serve its present needs. The main office complex for the Company is owned in fee and is unencumbered.

ITEM 3.     LEGAL PROCEEDINGS

       In the course of business, the Company and BankIllinois become involved in various lawsuits and claims that are incidental to their respective businesses. As of the date of filing this report, there were no causes of action which would have a material adverse effect on the business or financial condition of the Company or BankIllinois.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no items submitted to a vote of security holders in the fourth quarter of 1998.


PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       The Company's Common Stock was held by approximately 410 shareholders of record as of March 15, 1999, and is traded in the over-the-counter market.

       The following table shows, for the periods indicated, the range of prices per share of the Company's Common Stock in the over-the-counter market, as reported to the Company by the brokers known to the Company to regularly follow the market for the Common Stock. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions, and have not been adjusted to reflect the 5% stock dividends paid by the Company in 1996, 1997 and 1998.

1996   QUARTER ENDING:          PRICE/SHARE
       March 31, 1996           $13.00 - $13.25
       June 30, 1996            $13.25 - $14.00
       September 30, 1996       $13.25 - $13.75
       December 31, 1996        $14.00 - $16.25

1997   QUARTER ENDING:          PRICE/SHARE
       March 31, 1997           $15.25 - $16.50
       June 30, 1997            $15.87 - $17.00
       September 30, 1997       $16.00 - $18.75
       December 31, 1997        $18.00 - $21.75

1998   QUARTER ENDING:          PRICE/SHARE
       March 31, 1998           $18.57 - $20.95
       June 30, 1998            $20.00 - $22.50
       September 30, 1998       $21.75 - $24.00
       December 31, 1998        $21.50 - $23.25

       The Company paid a 5% stock dividend in the second quarters of 1996, 1997 and 1998. In 1998, the Company also paid $0.08 per share cash dividends in January, April, July and October. During the fourth quarter of 1998, the Company declared an $0.08 per share cash dividend which was paid on January 22, 1999.

       The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend
Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Bank's ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 1998. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein. All references to numbers of shares and per share amounts have been retroactively restated to reflect the 5% stock dividends in 1996, 1997 and 1998.

                                                                     YEAR ENDED DECEMBER 31,

                                                          1998      1997      1996      1995      1994
                                                          (dollars in thousands, except per share data)
Interest income                                          $38,014   $37,346   $35,088   $35,903   $33,086
Interest expense                                          18,962    19,410    17,825    17,689    14,487

Net interest income                                       19,052    17,936    17,263    18,214    18,599
Provision for loan losses                                    535       465       375     3,097       565

Net interest income after provision for loan losses       18,517    17,471    16,888    15,117    18,034
Noninterest income                                         4,935     4,476     4,291     3,951     4,258
Noninterest expense                                       14,457    13,888    14,495    19,054    17,480
Income tax expense                                         2,921     2,659     2,183       248     1,466
Discontinued operations gain on disposal
   of subsidiary <F1>                                          0         0         0       570     4,634

Net income                                                $6,074    $5,400    $4,501      $336    $7,980

Basic earnings per share:
  Income from continuing operations                        $1.13     $1.00     $0.83    ($0.04)    $0.61
  Discontinued operations gain on disposal of subsidiary    0.00      0.00      0.00      0.10      0.85

  Net income                                               $1.13     $1.00     $0.83     $0.06     $1.46

Diluted earnings per share:
  Income from continuing operations                        $1.09     $0.98     $0.81    ($0.04)    $0.61
  Discontinued operations gain on disposal of subsidiary    0.00      0.00      0.00      0.10      0.85

  Net income                                               $1.09     $0.98     $0.81     $0.06     $1.46

Return on average total assets                             1.15%     1.05%     0.92%     0.07%     1.64%
Return on average stockholders' equity                    10.28%     9.95%     9.00%     0.68%    18.19%
Cash dividends declared per common share <F2>              $0.32     $0.08     $0.00     $0.20     $0.11

Total assets                                            $537,373  $539,366  $515,440  $520,586  $495,313
Investment in debt and equity securities                 191,136   155,386   153,492    97,304   106,034
Loans held for investment, net                           287,306   309,729   280,281   311,519   326,204
Deposits                                                 409,898   417,154   404,130   419,157   394,677
Borrowings                                                59,963    57,857    52,941    45,273    47,504
Total stockholders' equity                                60,707    57,330    52,096    48,408    46,766

Total stockholders' equity to total assets                11.30%    10.63%    10.11%     9.30%     9.44%
Average stockholders' equity to average assets            11.19%    10.57%    10.18%    10.00%     9.00%

<F1> See Item 7, Management's Discussion and Analysis of Financial Condition
and Results of Operations.
<F2> Prior to the merger of CIF and BKI, only CIF paid cash dividends.

Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 1998, 1997 and 1996 for the Company, including BankIllinois, and an analysis of the Company's financial condition at December 31, 1998 compared to December 31, 1997 and at December 31, 1997 compared to December 31, 1996. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes which begin at page 29 of this report.

OVERVIEW

       The four years ended December 31, 1998 was a period of transition for the Company involving the fundamental reorganization of the consolidated organization. The Company streamlined its subsidiary operations on September 14, 1998, by merging BankIllinois Trust Company into BankIllinois. During the first quarter of 1998, the Company also enhanced its corporate identity by changing its corporate name to BankIllinois Financial Corporation. Prior to that date, it operated under the name of Central Illinois Financial Co., Inc.
       At June 30, 1995, BankIllinois Financial Co. and Central Illinois Financial Corporation merged to form the Company. The merger was accounted for as a pooling of interest. Prior period consolidated financial statements have been restated as though the prior entities had been consolidated for all periods presented. On October 20, 1995, the two subsidiary banks, BankIllinois and Champaign National Bank, were merged into a single resulting bank known as BankIllinois and the trust operations were transferred to BankIllinois Trust Company. Costs incurred during 1995 associated with the merger were approximately $1,036,000. The resulting effect of these costs on both basic and diluted earnings per share was a decrease of approximately $0.19 for the year ended December 31, 1995.
       In addition to the direct costs associated with the merger, the Company also incurred non-recurring restructuring costs during 1995 of approximately $1,786,000. Included in these restructuring costs were expenses related to reduction in work force, computer related expenses, adjustments to carrying value of premises and equipment deemed to be unnecessary for the ongoing operation of the merged entity and the consolidation of safe deposit boxes. Also in 1995, the Company recorded a gain of $570,000 from discontinued operations as a result of the 1992 sale of a subsidiary.
       The Company's restructuring continued during 1997 and 1998. In May 1997, the Company incurred a loss of $131,000 on closing the Champaign Money Market branch. In March 1998, a vacant building and parking lot that was acquired during the merger, was sold at a loss of $250,000. In addition, non-recurring organizational changes implemented to improve efficiency, including the merger of BankIllinois Trust Company into BankIllinois, cost the Company $480,000.
       Management of the Company continues to spend significant time and effort maintaining and improving asset quality. Changes in the loan policy with an increased focus on credit analysis prior to loan approval and an emphasis on early detection of problem assets instituted in 1995 contributed to net loans charged off of $2,478,000 and the provision for loan losses of $3,097,000 in 1995. The emphasis on loan quality resulted in net charge-offs being reduced to $670,000 in 1996, $1,808,000 less than in 1995. Net charge-offs declined from $746,000 in 1997 to $562,000 in 1998. The emphasis on loan quality also resulted in a decrease in the provision for loan losses in 1996 by $2,722,000 from 1995 resulting in a $375,000 provision in 1996. The provision for loan losses was $465,000 in 1997 and $535,000 in 1998. The allowance for loan losses was $5,279,000, or 1.80% of loans, at December 31, 1998 compared to $5,306,000, or 1.68% of loans, at December 31, 1997.

RESULTS OF OPERATIONS

       The Company had record earnings of $6,074,000 from operations in 1998 compared to $5,400,000 in 1997 and $4,501,000 in 1996. The Company had net income of 1.15%, 1.05% and 0.92%, from operations on average assets in 1998, 1997 and 1996, respectively. The rate of return on operations in 1998 improved relative to 1997 and 1996. Basic earnings per share from continuing operations was $1.13, $1.00 and $0.83 in 1998, 1997 and 1996, respectively. Diluted earnings per share from operations was $1.09, $0.98 and $0.81 in 1998, 1997 and 1996, respectively.

NET INTEREST INCOME

       Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets primarily loans and investments and interest paid or accrued on deposits and short-term borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on

Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
the federal income tax statutory
rate of 34%. The adjustment to net interest income for the tax effect of tax-exempt assets is shown in the following schedule. Net tax equivalent
(TE) interest income of $19,295,000 in 1998 reflected an increase from the $18,105,000 recorded in 1997, which was an increase from the $17,471,000 recorded in 1996.

                 NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
                                 (in thousands)

                                              1998      1997      1996
Total interest income                          $38,014   $37,346   $35,088
Total interest expense                          18,962    19,410    17,825

   Net interest income                          19,052    17,936    17,263
Tax equivalent adjustment:
   Tax-exempt investments                          236       156       196
   Tax-exempt loans                                  7        13        12

        Total adjustment                           243       169       208

Net interest income (TE)                       $19,295   $18,105   $17,471

Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                          CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                          (dollars in thousands)

                                             1998                       1997                        1996
                                   AVERAGE                    AVERAGE                     AVERAGE
                                   BALANCE INTEREST RATE      BALANCE INTEREST  RATE      BALANCE INTEREST RATE
Assets
Taxable investment
  securities <F1>                $153,732  $9,115   5.93%   $156,101   $9,796  6.28%    $112,359  $6,797   6.05%
Tax-exempt investment
  securities <F1> (TE)             10,008     695   6.94%      6,674      458  6.86%       8,471     576   6.80%
Federal funds sold                 17,900     945   5.28%     13,973      762  5.45%      34,723   1,874   5.40%
Loans <F2><F3> (TE)               306,120  27,502   8.98%    296,170   26,499  8.95%     294,384  26,049   8.85%

  Total interest earning assets
       and interest income (TE)  $487,760 $38,257   7.84%   $472,918  $37,515  7.93%    $449,937 $35,296   7.84%

Cash and due from banks           $17,836                    $17,919                     $20,539
Premises and equipment              9,984                     10,971                      10,802
Other assets                       12,386                     11,490                      10,197

  Total assets                   $527,966                   $513,298                    $491,475

Liabilities and Stockholders' Equity
Interest bearing demand
  deposits                       $148,492   5,184   3.49%   $139,613   $5,087  3.64%    $118,296  $3,745   3.17%
Savings                            17,073     333   1.95%     17,557      334  1.90%      20,358     379   1.86%
Time deposits                     183,346  10,471   5.71%    192,253   11,122  5.79%     193,486  11,096   5.73%
Short-term borrowings              48,687   2,401   4.93%     42,984    2,275  5.29%      39,598   2,006   5.07%
FHLB advances                       8,962     573   6.39%      8,942      592  6.62%       9,000     599   6.66%

  Total interest bearing
       liabilities and interest
       expense                   $406,560  18,962   4.66%   $401,349  $19,410  4.84%    $380,738 $17,825   4.68%

Noninterest bearing
  demand deposits                 $55,469                    $51,405                     $54,229
Other liabilities                   6,836                      6,288                       6,489

  Total liabilities              $468,865                   $459,042                    $441,456
Stockholders' equity               59,101                     54,256                      50,019

  Total liabilities and
       stockholders' equity      $527,966                   $513,298                    $491,475

Interest spread (average
  rate earned minus
  average rate paid) (TE)                           3.18%                      3.09%                       3.16%

Net interest income (TE)                  $19,295                     $18,105                    $17,471

Net yield on interest
  earning assets (TE)                               3.96%                      3.83%                       3.88%

<F1>  Investments in debt securities are included at carrying value.
<F2>  Loans are net of allowance for loan losses.  Nonaccrual loans are included in the total.
<F3>  Loan fees of approximately $801,000, $533,000 and $473,000 in 1998,
1997 and 1996, respectively, are included in total loan income.

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

                                              ANALYSIS OF VOLUME AND RATE CHANGES
                                                        (in thousands)

                                                   1998                   1997

                                          INCREASE                      INCREASE
                                         (DECREASE)                    (DECREASE)
                                            FROM                          FROM
                                          PREVIOUS  DUE TO   DUE TO     PREVIOUS  DUE TO  DUE TO
                                            YEAR    VOLUME    RATE        YEAR    VOLUME   RATE

Interest Income
  Taxable investment securities            ($681)   ($146)   ($535)      $2,999   $2,733   $266
  Tax-exempt investment                      237      231        6         (118)    (123)     5
       securities
  Federal funds sold                         183      208      (25)      (1,112)  (1,129)    17
  Loans                                    1,003      912       91          450      157    293

       Total interest income                $742   $1,205    ($463)      $2,219   $1,638   $581

Interest Expense
  Interest bearing demand deposits           $97     $313    ($216)      $1,342     $736   $606
  Savings                                     (1)     (10)       9          (45)     (53)     8
  Time deposits                             (651)    (501)    (150)          26      (78)   104
  Short-term borrowings                      126      288     (162)         269      179     90
  Federal Home Loan Bank advances            (19)       1      (20)          (7)      (4)    (3)

       Total interest expense              ($448)     $91    ($539)      $1,585     $780   $805

Net Interest Income (TE)                  $1,190   $1,114      $76         $634     $858  ($224)


        Total average earning assets increased from $472,918,000 in 1997 to $487,760,000 in 1998, generating higher levels of interest income in 1998, while interest expense decreased despite higher average interest bearing liabilities. Average loans increased $9,950,000, resulting in an increase of $1,003,000 in interest income, of which $912,000 was attributable to an increase in the volume of loans and $91,000 was due to rate changes. The Company continues to emphasize credit quality and pricing. Federal funds sold increased $3,927,000, resulting in an increase of $183,000 in interest income, of which $208,000 was attributable to an increase in volume and was offset by a decrease of $25,000 due to lower interest rates. Tax-exempt investment securities increased $3,334,000, resulting in an increase of $237,000 in interest income of which $231,000 was attributable to an increase in volume and $6,000 was due to rate changes. These increases were somewhat offset by a decrease in taxable investment securities of $2,369,000 which generated $681,000 less in interest income. Of this decrease, $146,000 was attributable to the volume decrease and $535,000 was attributable to lower interest rates.
        Total average earning assets increased from $449,937,000 in 1996 to $472,918,000 in 1997, generating higher levels of interest income in 1997, while interest expense also increased. Average investments in taxable investment securities increased $43,742,000 and generated an additional $2,999,000 in interest income, of which $2,733,000 was attributable to the volume increase. Average loans increased $1,786,000, resulting in an increase of $450,000 in interest income, of which $157,000 was attributable to an increase in the volume of loans and $293,000 was due to rate changes. These increases were somewhat offset by decreases in average federal funds sold and tax-exempt investment securities. Average federal funds sold decreased $20,750,000 and contributed $1,112,000 less to interest income in 1997 as compared to 1996. Of this $1,112,000 decrease, $1,129,000 was due to volume, offset by $17,000 due to rate. Interest income earned on tax-exempt securities decreased $118,000 in 1997 due to a change in volume.
        The Company establishes interest rates on loans and deposits based on market rates such as the 91-day Treasury Bill rate and the prime rate and interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral also are evaluated when determining loan rates. The average rate earned on loans increased slightly from 8.95% in 1997 to 8.98% in 1998. The yield on taxable investment securities decreased 35 basis points from 6.28% for the year
Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
ended December 31, 1997 to 5.93% for the year ended December 31, 1998. The yield on federal funds sold decreased 17 basis points from the year ended December 31, 1997.
        Despite the average balance of loans being higher during 1998 than 1997, the actual balances of loans at December 31, 1998 were lower than at December 31, 1997. Real estate loans, commercial, financial and agricultural loans, and installment and consumer loans, decreased $8,172,000, $9,662,000 and $4,616,000, respectively. The decrease in loans was caused by some large commercial loans being paid off during 1998, as well as a continued emphasis on loan quality. The Company has been unwilling to compromise its loan underwriting standards in the currently competitive market.
        Interest expense decreased $448,000 in 1998 compared to 1997. This was primarily caused by the decrease of $651,000 of interest on time deposits. Of this decrease, $501,000 was attributable to a decrease in volume and $150,000 was attributable to rate, as the average rate paid decreased from 5.79% in 1997 to 5.71% in 1998. Somewhat offsetting this decrease was a $126,000 increase in interest expense on short-term borrowing
in 1998 compared to 1997.   Of this $126,000 increase, $288,000 was due to an
increase in volume, offset by $162,000 due to rate. Included in the average balance increase was an increase of $6,027,000 in daily repurchase agreements and an increase of $118,000 in federal funds purchased. Somewhat offsetting this increase was a $442,000 decrease in average term repurchase agreements. Average interest bearing demand deposits increased from $139,613,000 in 1997 to $148,492,000 in 1998 and increased interest expense by $97,000 in 1998 compared to 1997. Of this increase, $313,000 was due to volume, offset by $216,000 due to rate, as the average rate paid decreased from 3.64% in 1997 to 3.49% in 1998. A primary cause of this increased volume was the movement of funds from time deposits to the Prime Investment account because of the flat yield curve during 1998. The Prime Investment account pays a higher rate of interest than a regular money market account on balances of $10,000 and over and provides greater access to funds than a certificate of deposit. At December 31, 1998, the Prime Investment product accounted for $75,136,000, or 47.8%, of all interest bearing demand deposits compared to $60,773,000, or 41.4%, at December 31, 1997.
        Interest expense increased $1,585,000 in 1997 over 1996. This was primarily caused by the increase of $1,342,000 of interest on interest bearing demand deposits. Of this increase, $736,000 was attributable to an increase in volume and $606,000 was attributable to rate, as the average rate paid increased from 3.17% in 1996 to 3.64% in 1997. A primary cause of this increase was the success of the Prime Investment account. At December 1997, the Prime Investment product accounted for $60,773,000, or 41.4%, of all interest bearing demand deposits compared to $42,775,000, or 33.6%, at December 31, 1996. Interest expense on savings deposits decreased $45,000 in 1997 compared to 1996. Of this decrease, $53,000 was attributable to a decrease in volume, offset by $8,000 which was attributable to an increase in rate. The average interest rate paid increased from 1.86% in 1996 to 1.90% in 1997. Interest expense on time deposits increased $26,000 in 1997 compared to 1996, reflecting the increase in average yield paid from 5.73% in 1996 to 5.79% in 1997, offset somewhat by the decrease in average time deposits outstanding of $1,233,000. Interest expense on short-term borrowings increased $269,000 in 1997 over 1996. The increase was a result of average short-term borrowings increasing $3,386,000 in 1997 to $42,984,000 from $39,598,000 in 1996, and the interest rate increasing from 5.07% in 1996 to 5.29% in 1997. Included in the average balance increase was an increase of $4,946,000 in daily repurchase agreements. Somewhat offsetting this increase was a $1,056,000 decrease in average term repurchase agreements and a $504,000 decrease in average federal funds purchased in 1997 compared to 1996.

PROVISION FOR LOAN LOSSES

        The quality of the Company's loan portfolio is of prime importance to Company management and its Board of Directors, as loans are the largest component of the Company's assets. BankIllinois maintains an independent credit administration function which performs reviews of all large loans and all loans which present indications of additional credit risk. Approval of the senior loan committee, which meets weekly, is required prior to funding of all secured credit relationships over $500,000 and all unsecured relationships over $100,000. This committee also reviews nonaccrual loans and other problem loans. The Board of Directors meets monthly to review problem loans, BankIllinois' lending policies and practices, and the results of credit administration analyses.
        Continued emphasis on loan quality was reflected in net charge-offs being slightly lower in 1998 than 1997. Net charge-offs decreased from $746,000 in 1997 to $562,000 in 1998. The provision for loan losses increased $70,000, from $465,000 in 1997 to $535,000 in 1998. (See the section on Allowance for Loan Losses and Loan Quality elsewhere in this report for further discussion relating to the adequacy of the allowance for loan losses.) The Company charged off $811,000 in loans during 1998 compared to $998,000 in 1997. The largest decrease was in the area of installment and consumer loans which decreased from $945,000 in 1997 to $677,000 in 1998. Recoveries of previously charged off loans were $249,000 in 1998 compared to $252,000 in 1997. Net charge-offs increased from $670,000 in 1996 to $746,000 in 1997. The provision for loan losses increased $90,000, from $375,000 in 1996 to $465,000 in 1997. The Company charged off $998,000 in loans during 1997 compared to $1,538,000 in 1996. The largest increase was in the area of installment and consumer loans which increased from $725,000 in 1996 to $945,000 in 1997. Included in 1997 charge-offs was $445,000 of credit card fraud charge-offs. Recoveries of previously charged off loans Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
were $252,000 in 1997 compared to $868,000 in 1996. The Company continues to emphasize credit analysis and early detection of problem loans.

NONINTEREST INCOME

        Noninterest income increased $459,000, or 10.3%, from 1997 to 1998. Included in this increase was an increase in gains on sales of loans of $323,000, or 119.2%, from $271,000 in 1997 to $594,000 in 1998. This increase reflected a $43,015,000, or 178.2%, increase in mortgage loans held-for-sale which were closed during 1998 compared to 1997. The increase in closed loans was attributable to a decrease in interest rates. Trust fees increased $172,000, or 8.5%, from $2,026,000 in 1997 to $2,198,000 in 1998.
The increase in trust fees was a result of an increase in assets due to new accounts. Other noninterest income increased $103,000, or 37.5%, from $275,000 in 1997 to $378,000 in 1998. Included in this increase was a gain of $104,000 booked on the sale of the credit card portfolio to a third party during the third quarter of 1998. Also contributing to the increase in noninterest income was a $22,000, or 57.9%, increase in net security transactions from $38,000 in 1997 to $60,000 in 1998. This increase was a result of the Company amortizing discounts on securities to their maturity date. Due to decreasing interest rates, several securities were called during 1998 prior to their maturity dates which resulted in a gain being recognized. Somewhat offsetting this increase was a decrease in service charges and fees of $161,000, or 8.6%, from $1,866,000 in 1997 to $1,705,000 in 1998. Included in this decrease, was a $100,000 decrease in mortgage servicing income as a result of a large number of early payoffs due to the low interest rate environment and a lower retention of servicing rights when selling loans during 1998 compared to 1997. Lower service charges and fees also affected other income in 1998 compared to 1997.
        Noninterest income increased $185,000, or 4.3%, from 1996 to 1997. Included in this increase was an increase in trust fees of $95,000, or 4.9%. The bulk of this increase was in the farm management area due to grain market prices and the timing of sales. Net security transactions increased $42,000, or 1,050.0% from ($4,000) in 1996 to $38,000 in 1997. Due to decreasing interest rates, some securities were called in 1997. The unamortized discount on the called securities was taken into income at the call date. Service charges and fees increased $27,000, or 1.5%, from $1,839,000 in 1996 to $1,866,000 in 1997. Contributing to the increase was the opening of the Primevest Investment Center in 1996. Fees collected for brokerage, mutual funds and annuity transactions were approximately $25,000 higher in 1997 than in 1996.

NONINTEREST EXPENSE

        Total noninterest expense increased $569,000, or 4.1%, to
$14,457,000 in 1998 from $13,888,000 in 1997.  The 1997 expense was a decrease of $607,000, or 4.2%, from 1996 noninterest expense of $14,495,000. During 1998, salaries and employee benefits increased $541,000, or 7.0%, from 1997. Other noninterest expense increased $221,000, or 11.9% from 1997. During the same period, occupancy expense decreased $137,000, or 9.0%, office supplies decreased $37,000, or 7.3%, and equipment expense decreased $21,000, or 2.3%. During 1997, advertising and marketing expenses decreased $264,000, or 32.1% from 1996, other noninterest expense decreased $229,000, or 11.0%, office supplies decreased $85,000, or 14.4%, salaries and employee benefits decreased $53,000, or 0.7%, and equipment decreased $47,000, or 4.9%. During the same period, federal deposit insurance premiums increased $46,000 to $48,000.
        Salaries and employee benefits increased $541,000, or 7.0%, from $7,742,000 in 1997 to $8,283,000 in 1998. Of this increase, $472,000 was due to non-recurring organizational changes implemented to improve efficiency, including the merger of BankIllinois Trust Company into BankIllinois. Increases in compensation expense related to the additional revenue generated by the mortgage origination area also contributed to the increase. During 1997, salaries and employee benefits decreased $53,000, or 0.7%, from $7,795,000 to $7,742,000 as continued efficiencies resulted in a reduction of the number of employees from 1996.
        Other noninterest expense increased $221,000, or 11.9%, from $1,862,000 in 1997 to $2,083,000 in 1998. Included in this increase was a $250,000 loss on disposal of property in 1998 compared to a $131,000 loss on the closing of the Champaign Money Market branch in May 1997. Also contributing to the increase in other expenses was an increase in legal expenses associated with organizational changes related to the merger of the Company's two subsidiaries, BankIllinois and BankIllinois Trust Company. Other noninterest expense decreased $229,000, or 11.0%, from 1996 to 1997. Included in the 1997 change was a decrease of $127,000 for director fees which resulted from the adoption during the second quarter of 1997 of a compensation plan using stock options for directors of the Company and BankIllinois.
        Occupancy expense decreased $137,000, or 9.0%, from $1,519,000 in 1997 to $1,382,000 in 1997. The 1998 decrease in occupancy expense was primarily due to lower maintenance and repair costs as well as lower real estate taxes, depreciation expense, and utility costs as a result of the sale of a vacant building and the adjacent parking lot in March 1998. Occupancy expense remained stable from 1996 to 1997 with an $8,000 increase.
        Advertising and marketing expense remained stable during 1998 with a $3,000 decrease compared to 1997. Advertising and marketing expense decreased $264,000, or 32.1%, from $822,000 in 1996 to $558,000 in 1997.
1996 expenses were
Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
higher due to additional advertising to establish name recognition after the merger of BankIllinois and Champaign National Bank in October 1995.
        Federal deposit insurance premiums remained stable from 1997 to 1998. The premiums increased from $2,000 in 1996 to $48,000 in 1997. During 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") eliminated the minimum assessment of $1,000 semiannually that BankIllinois, being a well capitalized institution with a risk classification of 1A was assessed during 1996. It established a Financing Corporation ("FICO") rate that is not tied to the FDIC risk classification. The FDIC insurance assessment is a combined rate of the FICO, BIF and the FDIC risk classification. BankIllinois, being classified 1A, incurred no FDIC risk classification expense. BankIllinois incurred $49,000 of FDIC insurance assessments during 1998 compared to $48,000 in 1997.

INCOME TAX EXPENSE

        Income tax expense increased $262,000, or 9.9%, in 1998 compared to 1997, primarily due to higher income in 1998 resulting in more taxable income for 1998 compared to 1997. Income tax expense increased $476,000, or 21.8%, in 1997 compared to 1996, also due to higher income in 1997. The Company's effective tax rate remained stable at 32.5%, 33.0% and 32.7% for the years ended December 31, 1998, 1997 and 1996, respectively.
        The tax effects of temporary differences which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are shown in note 12 in the Notes to Consolidated Financial Statements.


FINANCIAL CONDITION

        Total assets remained stable at $537,373,000 at December 31, 1998 compared to $539,366,000 at December 31, 1997. This decrease in total assets of less than 1% resulted from a decrease of $22,423,000, or 7%, in loans, net of allowance for loan losses, a decrease of $13,100,000, or 67%, in federal funds sold, a decrease of $11,262,000, or 8%, in securities available-for-sale, a decrease of $9,878,000, or 34%, in cash and due from banks, and a decrease in other assets of $2,859,000, or 35%. These decreases were somewhat offset by an increase of $46,990,000, or 254%, in investment securities, an increase of $9,543,000, or 678%, in mortgage loans available-for-sale, and an increase in premises and equipment of $942,000 or 8%. The decrease in year-end assets was partially a result of deposits being $7,256,000, or 2%, lower at December 31, 1998 than at December 31, 1997. Federal Home Loan Bank advances were $2,000,000, or 25%, higher at December 31, 1998 than at December 31, 1997. Average assets were $14,668,000, or 3%, higher in 1998 than in 1997. Included in the increase in average assets was an increase of $9,950,000, or 3%, in average net loans including mortgage loans held for sale, an increase in federal funds sold of $3,927,000, or 28%. The increase in average assets was a result of higher average deposits and short-term borrowings in 1998. Total average deposits increased $3,552,000, or 1%, in 1998 from 1997. Included in this increase were some shifts in the average deposit mix in 1998 versus 1997. Average interest bearing demand deposits increased $8,879,000, or 6%, while average noninterest bearing deposits increased $4,064,000, or 8%. Somewhat offsetting these increases were decreases in time deposits of $8,907,000, or 5%, and a decrease of $484,000, or 3%, in savings deposits. Much of the shift in deposits was attributable to the Prime Investment account.

Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

INVESTMENT SECURITIES

        The carrying value of investments in debt and equity securities was as follows:

                                            CARRYING VALUE OF SECURITIES
                                                   (in thousands)

December 31,                                      1998       1997        1996
Available-for-sale:
  U.S. Treasury                                  $37,526    $40,530    $42,969
  Federal agencies                                77,012     87,478     78,262
  Mortgage-backed securities                       5,944      6,242      8,226
  Corporate and other obligations                  3,573      1,067        470

            Total available-for-sale            $124,055   $135,317   $129,927


Held-to-maturity:
  U.S. Treasury                                      900      1,897      2,004
  Federal agencies                                31,828      9,615     12,039
  Mortgage-backed securities                      14,167          0        257
  State and municipal                             18,614      7,007      7,570

            Total held-to-maturity               $65,509    $18,519    $21,870


Non-marketable equity securities                   1,572      1,550      1,695

            Total securities                    $191,136   $155,386   $153,492

        The unrealized gain on securities available-for-sale, net of tax effect, increased $735,000, to a gain of $1,033,000 at December 31, 1998 from a gain of $298,000 at December 31, 1997.

        The following table shows the maturities and weighted-average yields of investment securities at December 31, 1998:

                                       MATURITIES AND WEIGHTED AVERAGE YIELDS OF DEBT SECURITIES
                                                        (dollars in thousands)

                                                           DECEMBER 31, 1998

                                        1 YEAR    1 TO 5    5 TO 10    OVER
                                        OR LESS    YEARS     YEARS   10 YEARS   TOTAL
Securities available-for-sale
  U.S. Treasury                       $21,800   $15,726        $0        $0     $37,526
  Federal agencies                     16,169    51,924     8,919         0      77,012
  Mortgage-backed securities                0         0     1,001     4,943       5,944
  Other securities                      3,257       316         0         0       3,573

       Total                          $41,226   $67,966    $9,920    $4,943    $124,055

Average Yield (TE)                      5.57%     5.97%     5.72%     6.08%       5.83%

Securities held-to-maturity
  U.S. Treasury                          $900        $0        $0        $0        $900
  Federal agencies                          0    21,829     9,999         0      31,828
  Mortgage-backed securities                0         0         0    14,167      14,167
  State and municipal                   3,491     3,113    10,215     1,795      18,614

       Total                           $4,391   $24,942   $20,214   $15,962     $65,509

Average Yield (TE)                      4.81%     5.66%     4.96%     5.30%       5.30%

Page 17
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

LOANS

        The following tables present the amounts and percentages of loans at December 31 for the years indicated according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                                       AMOUNT OF LOANS OUTSTANDING
                                                         (dollars in thousands)

                                              1998      1997      1996      1995      1994
Commercial, financial and agricultural     $112,265  $121,927  $110,059  $121,180  $113,325
Real estate                                 132,919   141,091   127,724   127,893   136,098
Installment and consumer, net
   of unearned discount                      47,401    52,017    48,085    68,328    82,044

  Total loans                              $292,585  $315,035  $285,868  $317,401  $331,467

                                                       PERCENTAGE OF LOANS OUTSTANDING

                                              1998      1997      1996      1995      1994
Commercial, financial and agricultural       38.37%    38.70%    38.50%    38.18%    34.19%
Real estate                                  45.43%    44.79%    44.68%    40.29%    41.06%
Installment and consumer, net
   of unearned discount                      16.20%    16.51%    16.82%    21.53%    24.75%

  Total                                     100.00%   100.00%   100.00%   100.00%   100.00%

        Total loans decreased by $22,450,000, or 7.1%, from December 31, 1997 to December 31, 1998, with decreases in commercial, financial and agricultural loans, real estate loans and installment and consumer loans of $9,662,000, $8,172,000 and $4,616,000 respectively. $5,706,000 of the commercial, financial and agricultural loan decrease was attributable to a decrease in dealer floor plan loans. The decrease in real estate loans was mainly attributable to a decrease of $8,399,000 in residential real estate, offset by a slight increase in commercial real estate. The emphasis on loan quality and pricing, coupled with the competitive nature of the market, was responsible for the decrease in loans.
        Total loans increased by $29,167,000 from December 31, 1996 to December 31, 1997, with increases in commercial, financial and agricultural loans, real estate loans and installment and consumer loans of $11,868,000, $13,367,000 and $3,932,000, respectively. $4,487,000 of the commercial, financial, and agricultural loan increase was attributable to an increase in dealer floor plan loans. The increase in real estate loans was attributable to an increase of $17,066,000 in commercial real estate, offset by a decrease of $3,699,000 in residential real estate. Strong loan demand was responsible for the overall increase in loans.
        The balance of loans outstanding as of December 31, 1998 by maturities is shown in the following table:

                                                 MATURITY OF LOANS OUTSTANDING
                                                    (dollars in thousands)

                                                       DECEMBER 31, 1998

                                             1 YEAR      1-5     OVER 5
                                             OR LESS    YEARS     YEARS     TOTAL
Commercial, financial and agricultural      $54,788   $38,620   $18,857  $112,265
Real estate                                  10,991    43,251    78,677   132,919
Installment and consumer                     13,867    31,787     1,747    47,401

  Total                                     $79,646  $113,658   $99,281  $292,585

Percentage of total loans outstanding        27.22%    38.85%    33.93%   100.00%

        As of December 31, 1998, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $10,916,000 in fixed-rate loans and $46,561,000 in floating-rate loans. Real estate loans with maturities greater than one year at December 31, 1998 included $32,505,000 in fixed-rate loans and $89,423,000 in floating-rate loans.

Page 18
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ALLOWANCE FOR LOAN LOSSES AND LOAN QUALITY

     The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                                                      ALLOWANCE FOR LOAN LOSSES
                                                       (dollars in thousands)

                                            1998      1997      1996      1995      1994
Allowance for loan losses at
  beginning of year                        $5,306    $5,587    $5,882    $5,263    $4,686

Charge-offs during period:
  Commercial, financial and agricultural    ($134)     ($53)    ($610)  ($1,827)    ($159)
  Real estate                                   0         0      (203)     (186)      (40)
  Installment and consumer                   (677)     (945)     (725)     (661)     (434)

       Total                                ($811)    ($998)  ($1,538)  ($2,674)    ($633)

Recoveries of loans previously charged off:
  Commercial, financial and agricultural      $16       $69      $647       $54      $350
  Real estate                                  13        15        37        24       159
  Installment and consumer                    220       168       184       118       136

       Total                                 $249      $252      $868      $196      $645

            Net (charge-offs) recoveries    ($562)    ($746)    ($670)  ($2,478)      $12
Provision for loan losses                     535       465       375     3,097       565

Allowance for loan losses at end of year   $5,279    $5,306    $5,587    $5,882    $5,263

Ratio of net charge-offs to
  average net loans                         0.18%     0.25%     0.23%     0.74%     0.00%

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

Page 19
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                            ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                              1998    1997     1996     1995     1994
Allocated:
  Commercial, financial and agricultural     $3,070  $3,661   $3,799   $4,235   $2,210
  Real estate <F1>                              180     424      503      470      895
  Installment and consumer                      452     478      559      706      684

       Total allocated allowance             $3,702  $4,563   $4,861   $5,411   $3,789
Unallocated allowances                        1,577     743      726      471    1,474

Total                                        $5,279  $5,306   $5,587   $5,882   $5,263

<F1>  Residential real estate only for 1998, 1997, 1996, and 1995.

        The portion of the allowance for loan losses which was unallocated increased to $1,577,000 at December 31, 1998 from $743,000 a year earlier. The decreases in the dollars allocated to commercial, financial and agricultural, residential real estate and installment and consumer loans from December 31, 1997 to December 31, 1998 were due primarily to adjustments made in the corresponding factors applied to each of the loan segment balances. The revisions were made in order to more accurately reflect actual loss history since the merger in 1995. Beginning in 1995, allocations have been based on loan portfolio balances (commercial, financial and agricultural, including commercial real estate; residential real estate; and installment and consumer loans) applied to corresponding factors. The increase in the dollar allocation to commercial, financial and agricultural loans since December 31, 1994 and reduction in the dollar allocation to real estate was due primarily to the inclusion of commercial real estate in the commercial category for 1995, 1996, 1997, and 1998.
        The unallocated portion of the allowance for loan losses, $1,577,000 at December 31, 1998, represented additional reserves available to cover losses in any of the three categories listed in the table which may exceed the allocated amount.
        Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analyses performed by the credit administration department, the internal loan committees and the Board of Directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.
        The following table presents the aggregate amount of loans considered to be nonperforming for the periods indicated. Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans which are troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                                                NONPERFORMING LOANS (IN THOUSANDS)

                                      1998         1997        1996         1995        1994
Nonaccrual loans                <F1> $1,126 <F1> $2,208  <F1> $2,135 <F1> $2,270       $2,327

Loans past due 90 days or more         $415        $747         $384        $846         $144

Renegotiated loans                     $121        $140         $162        $179         $198

<F1>  Includes $406,000 at December 31, 1998, $415,000 at December 31, 1997,
      $448,000 at December 31, 1996, and $109,000 at December 31, 1995 of
      real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

        There were no other interest earning assets which would be required to be disclosed as being nonperforming if such other assets were loans.
        At December 31, 1998, BankIllinois had approximately $3,798,000 in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. None of these potential problem loans were considered impaired as defined in SFAS 114. Approximately $720,000 of the non-performing loans were considered impaired as of December 31, 1998. The $3,798,000 of potential problem loans have either had timely payments or were adequately secured and loss of principal or interest is determined to be unlikely.
Page 20
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        Loans over 90 days past due which are not well secured and in the process of collection are placed on nonaccrual status. The total of $1,126,000 nonaccrual loans at December 31, 1998 was significantly lower than the December 31, 1997 amount of $2,208,000. Loans past due 90 days or more but still accruing were reduced by $332,000 in 1998 to a balance of $415,000 at December 31, 1998. These loans are well secured and in the process of collection.
        The following table categorizes nonaccrual loans as of December 31, 1998 based on levels of performance and also details the allocation of interest collected during the period in 1998 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making some periodic payments would be included in the limited performance category.

                                                NONACCRUAL AND RELATED INTEREST PAYMENTS
                                                             (in thousands)

                                                                 CASH INTEREST PAYMENTS APPLIED AS:

                                    AT DECEMBER 31, 1998                    RECOVERY OF   REDUCTION
                                      BOOK   CONTRACTUAL        INTEREST   PRIOR PARTIAL     OF
                                     BALANCE   BALANCE           INCOME     CHARGE-OFFS   PRINCIPAL
Contractually past due with:
  Substantial performance              $251      $319               $9            $0         $18
  Limited performance                     0         0                0             0           0
  No performance                        875       913                0             0           0

Total                                $1,126    $1,232               $9            $0         $18

        As shown in the table above, the nonaccrual loans with no performance at December 31, 1998 made up the largest share of the total (78%). The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded.
        Management believes that the allowance for loan losses at December 31, 1998 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented.

PREMISES AND EQUIPMENT

        Total premises and equipment increased $942,000 in 1998 from 1997. Included in the increase was the transfer of the BankIllinois Executive Center ("Executive Center") located adjacent to the Bank's main offices, from other real estate to premises and equipment at its market value of $2,500,000. Somewhat offsetting this increase was the sale of a vacant building and the adjacent parking lot, with a combined book value of $1,499,000.

OTHER ASSETS

        Other assets decreased $2,859,000 in 1998 from 1997. The decrease was primarily due to a decrease in other real estate. In December 1998, the Executive Center, with a market value of $2,500,000 was transferred to premises and equipment. Included in this amount was $309,000 of improvements made during 1998. Also contributing to the decrease in other assets was the sale of other repossessed real estate properties with a total book value of $626,000. In addition, deferred taxes receivable decreased $330,000 in 1998. The decrease in other assets was somewhat offset by a purchase of property with a book value of $613,000. This property was acquired as part of the agreement to sell the building and parking lot included in premises and equipment. This property is currently listed for sale.

Page 21
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

DEPOSITS

        The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:

                                          AVERAGE BALANCE AND WEIGHTED AVERAGE RATE OF DEPOSITS
                                                          (dollars in thousands)

                                 1998                 1997                1996

                                   WEIGHTED             WEIGHTED            WEIGHTED
                            AVERAGE AVERAGE     AVERAGE  AVERAGE    AVERAGE  AVERAGE
                            BALANCE  RATE       BALANCE   RATE      BALANCE   RATE
Demand
  Noninterest bearing       $55,469  0.00%       $51,405  0.00%     $54,229  0.00%
  Interest bearing          148,492  3.49%       139,613  3.64%     118,296  3.17%
Savings                      17,073  1.95%        17,557  1.90%      20,358  1.86%
Time
  $100,000 and over          37,855  5.75%        36,172  5.74%      30,715  5.41%
  Under $100,000            145,491  5.70%       156,081  5.80      162,771  5.80

  Totals                   $404,380             $400,828           $386,369

        In analyzing its deposit activity, management has noted that average total deposits increased $3,552,000 during 1998. Included in this increase were shifts in the average deposit mix in 1998 versus 1997. Average interest bearing demand deposits increased $8,879,000, or 6%, while average noninterest bearing deposits increased 4,064,000, or 8%. Somewhat offsetting these increases were decreases in time deposits of $8,907,000, or 5%, and a decrease of $484,000, or 3%, in savings deposits. The Prime Investment account (included in interest bearing demand deposits) accounted for much of the shift in the deposit mix, increasing from $60,773,000 at December 31, 1997 to $75,136,000 at December 31, 1998.

        The table below sets forth the maturity of deposits greater than $100,000 at December 31, 1998:

                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                                 (in thousands)

                                                               TOTAL TIME
                                                               DEPOSITS OF
MATURITY AT DECEMBER 31, 1998             CDS        IRAS   $100,000 OR MORE
3 months or less                       $11,908        $253      $12,161
3 to 6 months                            3,139           0        3,139
6 to 12 months                           7,516         954        8,470
Over 12 months                           9,271       1,541       10,812

  Total                                $31,834      $2,748      $34,582

SHORT-TERM BORROWINGS

        Short-term borrowings include federal funds purchased, which are generally overnight transactions, and securities sold under repurchase agreements, which mature from one day to three years from the date of sale. The table in note 9 in the Notes to Consolidated Financial Statements shows the balances of short-term borrowings at December 31, 1998 and 1997, the average balance for the years ended December 31, 1998, 1997 and 1996, and the maximum month-end value during each year.

FAIR VALUES OF FINANCIAL INSTRUMENTS

        The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 1998 and 1997, are disclosed in note 17 in the Notes to Consolidated Financial Statements.
Page 22
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CAPITAL

        Total stockholders' equity rose $3,377,000 from $57,330,000 at December 31, 1997 to $60,707,000 at December 31, 1998. The increase represents net income of $6,074,000, a $77,000 increase from stock appreciation rights and a $735,000 increase in accumulated other comprehensive income less cash dividends totaling $1,699,000, net Treasury Stock transactions of $1,806,000 and the purchase of $4,000 in fractional shares of common stock following the stock dividend.
        Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and BankIllinois are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.
        Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at December 31, 1998 and 1997 were 11.1% and 10.9%, respectively. The leverage ratio for BankIllinois for the same periods were 9.8% and 10.0% well above the regulatory minimum for both the Company and BankIllinois.
        The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets at December 31, 1998 and 1997 were 19.1% and 17.7% significantly higher than the regulatory minimum. BankIllinois' total risk-weighted assets were also significantly higher than the regulatory minimum 17.2% and 16.4% for the years ended December 31, 1998 and 1997.

INFLATION AND CHANGING PRICES

        Changes in interest rates and a bank's ability to react to interest rate fluctuations have a much greater impact on a bank's balance sheet and net income than inflation. A review of net interest income, liquidity and rate sensitivity should assist in the understanding of how well the Company is positioned to react to changes in interest rates.

LIQUIDITY AND CASH FLOWS

        The Company requires cash to fund loan growth and deposit withdrawals. Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. The Asset Liability Committee ("ALCO") of BankIllinois, which includes all executive managers, meets monthly to monitor the demand for cash and initiates programs and policies as considered necessary to meet funding gaps.
        The Company was able to adequately fund loan demand and meet liquidity needs in 1998. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and due from banks and federal funds sold (cash) decreased $22,978,000 from December 31, 1997 to December 31, 1998. The decrease resulted from net cash used by operating, investing and financing activities. There were differences in sources and uses of cash during 1998 compared to 1997. More cash was used for operating activities in 1998 mainly due to the increase in loans originated for sale. In the area of investing activities, less cash was used in 1998 compared to 1997. In 1998 there was a decrease in loans while 1997 experienced rapid loan growth. Proceeds from maturities and calls, as well as paydowns on securities, which are reflective of the current interest rate environment, were higher in 1998. These were somewhat offset by more cash used in purchasing investments in debt and equity securities. Cash was used in financing activities in 1998 compared to 1997 which provided cash in this area. This was mainly due to lower deposits in 1998 as well as less cash provided by federal funds purchased and securities sold under repurchase agreements. Also, cash dividends were paid in 1998 and more cash was used in purchasing treasury stock. These were somewhat offset by an increase in Federal Home Loan Bank advances in 1998.
        The Company's future short-term requirements for cash are not expected to significantly change and will continue to be provided by investment maturities, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. No outside borrowing is anticipated. The Company expects to maintain FHLB advances near the current level. These funds are matched to seven-year balloon and ten-year fixed-rate residential mortgage loans booked in previous years. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain funds from several sources. The Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks to meet short-term requirements. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.
        Management is not aware of any current recommendations by the Company's primary regulators which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

Page 23
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

INTEREST RATE SENSITIVITY

        The concept of interest sensitivity attempts to gauge exposure of BankIllinois' net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of BankIllinois to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. BankIllinois must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. BankIllinois monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods.
        The following table shows the Company's interest rate sensitivity position at various intervals at December 31, 1998:

                                    RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                                          (dollars in thousands)

                                          1-30      31-90   91-180    181-365   OVER
                                          DAYS      DAYS     DAYS      DAYS    1 YEAR     TOTAL
Interest earning assets:
  Federal funds sold                     $6,500         $0       $0       $0        $0    $6,500
  Debt and equity securities <F1>         8,995     22,112   19,553   21,703   118,773   191,136
  Loans <F2>                             74,643     18,842   15,929   41,274   152,848   303,536

     Total interest earning assets      $90,138    $40,954  $35,482  $62,977  $271,621  $501,172

Interest bearing liabilities:
  Savings and interest bearing
     demand deposits                   $174,800         $0       $0       $0        $0  $174,800
  Time deposits                          16,207     12,658   27,229   39,973    76,029   172,096
  Federal funds purchased and
     securities sold under
     repurchase agreements               44,763          0        0    5,000       200    49,963
Federal Home Loan Bank advances               0      1,000        0    2,000     7,000    10,000

            Total interest bearing
                 liabilities           $235,770    $13,658  $27,229  $46,973   $83,229  $406,859

Net asset (liability) funding gap     ($145,632)   $27,296   $8,253  $16,004  $188,392   $94,313

Repricing gap                              0.38       3.00     1.30     1.34      3.26      1.23
Cumulative repricing gap                   0.38       0.53     0.60     0.71      1.23      1.23

<F1>  Debt and equity securities include available-for-sale securities.
<F2>  Loans include held-for-sale mortgage loans.

        At December 31, 1998, the Company tended to be liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $1,456,000 in 30 days and $1,183,000 in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods.
        In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis and $7,489,000 from the Federal Home Loan Bank on a secured basis.
        The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. Investments in debt and equity securities are analyzed by performing duration calculations to determine price volatility for interest rate shifts of plus or minus 300 basis points. Call criteria and prepayment assumptions are taken into consideration. All other financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime or the fed funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The current
Page 24
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
       market value of loans is computed by discounting cash flows at market rates as the discount rate. Categories of cash, fed funds, demand deposits, accrued receivables and payables, and other assets and other liabilities are priced at book value regardless of the interest rate shock. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 300 basis points in 100 basis point increments.
        The market value volatility, risk, is a function of term. The longer the term, the greater the volatility (risk). Balances with very short terms, loans linked to prime or savings, have little market value risk, while long-term balances e.g., mortgages have much greater market value risk. Having short-term deposits and longer term assets results in a negative slope in the change in market value i.e., decreasing market value as rates rise. The steeper this slope, the greater the risk. Risk can be decreased by shortening the mismatch between assets and liabilities.
        The following table shows hypothetical results based on these shock levels:

                                 (dollars in millions)

                                        MARKET
                                  VALUE OF PORTFOLIO
CHANGE IN INTEREST RATES                EQUITY      CHANGE   PERCENT CHANGE
300 basis point rise                     $39        ($22)       (36%)
200 basis point rise                      46         (15)       (25%)
100 basis point rise                      54          (7)       (11%)
Base scenario                             61           0          0%
100 basis point decline                   70           9         15%
200 basis point decline                   77          16         26%
300 basis point decline                   86          25         41%

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

NEW ACCOUNTING RULES AND REGULATIONS

        In June 1998, the Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

        In October 1998, the Statement on Financial Accounting Standards
No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued, which is effective for the first fiscal quarter beginning after December 15, 1998. The Statement changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans which were held for sale. The Company does not securitize mortgages; therefore, the Statement will have no effect on its financial statements.

YEAR 2000

        The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository
Page 25
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

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

        In December 1996, the Company developed their Year 2000 Project
Plan, following the guidelines established by the FFIEC. An integral part of the plan was to establish a Year 2000 Committee comprised of representatives from key areas throughout the organization. The Committee's mission is to identify issues related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue. The Company relies on software purchased from third-party vendors rather than internally-generated software. The Company is currently in the process of upgrading systems and testing to validate Year 2000 compliance. As of March 1999, testing is 80% complete. Testing is being done on a test server which emulates the current network and systems of the Company. The Company will have all but one of the mission critical systems renovated and tested prior to March 31, 1999. The remaining mission critical system, the item capture system, is scheduled to be upgraded to a Year 2000 compliant system with imaging capabilities by late summer, a timeframe determined by vendor availability. The Company is currently operating on the Year 2000 compliant releases for core systems supported by its third party data processor.

        The Year 2000 Committee has also developed a communication plan that updates the Board of Directors, management, and employees on the Company's Year 2000 status, and has formed a subcommittee to develop a customer awareness program. In addition, the Company has formed a coalition with other local financial institutions to promote Year 2000 customer awareness in the community.

        The Committee has developed a separate plan in order to manage the Year 2000 risks posed by commercial borrowing customers. This plan will identify material loan customers, assess their preparedness, evaluate their credit risk to the Company, and implement appropriate controls to mitigate the risk. As a means of creating awareness among these borrowers, the Company has conducted a corporate customer seminar to provide customers with information on how the Year 2000 can impact their own business and is planning a second seminar in the second quarter.

        In accordance with regulatory guidelines, the Company has developed a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business processes. These strategies include relying on back-up systems that do not utilize computers and, in some cases, switching vendors. In the case of utility providers, the Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. The Company currently utilizes a generator for emergency power at its main office during short-term power
Page 26
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
outages. Although the generator does not supply sufficient power to allow the main office to remain open during a power outage, the Company is researching the possibility of the generator supplying sufficient power to operate a branch office in case of power outages caused by Year 2000 issues.

        Management anticipates that the total additional out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $275,000. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, fees to outside consulting firms, and certain administrative expenditures, has been provided for in the Company's Year 2000 budget. Although management feels confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

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

ITEM 7A.  QUANTITATIVE AND QUALITITAVE DISCLOSURES ABOUT MARKET RISK

        See pages 24 through 25.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements begin on page 28.
Page 27
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                       BANKILLINOIS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                       Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

Page 28
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                       BANKILLINOIS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                               TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT                                                  30

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                   31
Consolidated Statements of Income                                             32
Consolidated Statements of Changes in Stockholders' Equity                    33
Consolidated Statements of Cash Flows                                         34
Notes to Consolidated Financial Statements                                 35-50

Page 29
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
BankIllinois Financial Corporation
Champaign, Illinois

We have audited the accompanying consolidated balance sheets of BankIllinois Financial Corporation (formerly known as Central Illinois Financial Co., Inc.) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BankIllinois Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Champaign, Illinois
March 24, 1999

Page 30
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 1998 and 1997
(in thousands, except share data)

                                                                     1998         1997
ASSETS
Cash and due from banks                                            $19,080      $28,958
Federal funds sold                                                   6,500       19,600
         Cash and cash equivalents                                  25,580       48,558
Investments in debt and equity securities:
       Available-for-sale, at fair value                           124,055      135,317
       Held-to-maturity, at cost (fair value of $65,581
         and $18,635 at December 31, 1998 and 1997, respectively)   65,509       18,519
       Non-marketable equity securities                              1,572        1,550
         Total investments in debt and equity securities           191,136      155,386
Mortgage loans held for sale                                        10,951        1,408
Loans, net of allowance for loan losses of $5,279 and
         $5,306 at December 31, 1998 and 1997, respectively        287,306      309,729
Premises and equipment                                              12,195       11,253
Accrued interest receivable                                          4,865        4,833
Other assets                                                         5,340        8,199
         Total assets                                             $537,373     $539,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Demand, non-interest bearing                                $63,002      $59,693
       Demand, interest bearing                                    157,052      146,776
       Savings                                                      17,748       16,623
       Time, $100 and over                                          34,582       41,196
       Other time                                                  137,514      152,866
         Total deposits                                            409,898      417,154
Short-term borrowings                                               49,963       49,857
Federal Home Loan Bank advances                                     10,000        8,000
Accrued interest payable                                             1,399        1,736
Other liabilities                                                    5,406        5,289
         Total liabilities                                         476,666      482,036

Stockholders' equity:
       Preferred stock, no par value; 300,000 shares authorized          0            0        Common stock, $0.01 par value;
6,500,000 shares authorized;
         5,466,815 and 5,466,996 shares issued at December 31, 1998
         and 1997, respectively                                         55           55
       Paid in capital                                              28,953       28,880
       Retained earnings                                            33,300       29,006
       Accumulated other comprehensive income                        1,033          298
                                                                    63,341       58,239
       Less:  treasury stock, at cost, 137,976 and 69,053 shares at
       December 31, 1998 and 1997, respectively                     (2,634)        (909)
         Total stockholders' equity                                 60,707       57,330
         Total liabilities and stockholders' equity               $537,373     $539,366

See accompanying notes to consolidated financial statements.

Page 31
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 1998, 1997 and 1996
(in thousands, except share data)

                                                                          1998      1997      1996
Interest income:
       Loans and fees on loans                                          $27,495   $26,486   $26,037
       Investments in debt and equity securities:
               Taxable                                                    9,115     9,796     6,797
               Tax-exempt                                                   459       302       380
       Federal funds sold and interest-bearing deposits                     945       762     1,874
                          Total interest income                          38,014    37,346    35,088

Interest expense:
       Demand, savings, and other time deposits                          13,810    14,466    13,558
       Time deposits $100 and over                                        2,178     2,077     1,662
       Short-term borrowings                                              2,401     2,275     2,006
       Federal Home Loan Bank advances                                      573       592       599
                          Total interest expense                         18,962    19,410    17,825
                          Net interest income                            19,052    17,936    17,263
Provision for loan losses                                                   535       465       375
                          Net interest income after provision
                              for loan losses                            18,517    17,471    16,888

Non-interest income:
       Service charges and fees                                           1,705     1,866     1,839
       Trust fees                                                         2,198     2,026     1,931
       Security transactions, net                                            60        38        (4)
       Gain on sales of loans, net                                          594       271       266
       Other                                                                378       275       259
                          Total non-interest income                       4,935     4,476     4,291

Non-interest expense:
       Salaries and employee benefits                                     8,283     7,742     7,795
       Occupancy                                                          1,382     1,519     1,511
       Equipment                                                            899       920       967
       Data processing fees                                                 737       733       716
       Advertising and marketing                                            555       558       822
       Office supplies                                                      469       506       591
       Federal deposit insurance premiums                                    49        48         2
       Other                                                              2,083     1,862     2,091
                          Total non-interest expense                     14,457    13,888    14,495

                          Income before income taxes                      8,995     8,059     6,684
Income taxes                                                              2,921     2,659     2,183

                          Net Income                                     $6,074    $5,400    $4,501

Per share data:
       Basic earnings per share                                           $1.13     $1.00     $0.83

       Weighted average shares of common stock outstanding            5,381,720 5,400,631 5,445,294

       Diluted earnings per share                                         $1.09     $0.98     $0.81
       Weighted average shares of common stock and dilutive
               potential common shares outstanding                    5,556,155 5,524,112 5,536,763

See accompanying notes to consolidated financial statements.

Page 32
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 1998, 1997, and 1996
(in thousands, except share data)
                                                                               ACCUMULATED
                                                                                   OTHER
                                                                                  COMPRE-
                                          COMMON STOCK     PAID IN    RETAINED   HENSIVE     TREASURY STOCK
                                        SHARES    AMOUNT   CAPITAL    EARNINGS    INCOME    SHARES    AMOUNT     TOTAL
Balance, January 1, 1996, as
   previously reported                5,207,088     $52    $23,000    $25,244      $112         -        $-    $48,408
Restated for 5% stock
   dividend-1998                        260,354       3      5,724     (5,727)        -         -         -          -
Balance, January 1, 1996, as
  restated                            5,467,442      55     28,724     19,517       112         -         -     48,408
Comprehensive Income:
   Net income                                 -       -          -      4,501         -         -         -      4,501
   Unrealized gain (loss) on
     securities available-for-sale
     arising this year,
     net of taxes of ($113)                   -       -          -          -      (223)        -         -       (223)
   Reclassification adjustment,
     net of tax of $1                         -       -          -          -         2         -         -          2
   Comprehensive Income                                                                               4,280
Fractional shares of common
   stock purchased following
   stock dividend                          (266)      -         (3)         -         -         -         -         (3)
Stock appreciation rights                     -       -         60          -         -         -         -         60
Treasury stock transactions, net              -       -          -          -         -    51,156      (649)      (649)
Balance, December 31, 1996            5,467,176      55     28,781     24,018      (109)   51,156      (649)    52,096
Comprehensive Income:
   Net income                                 -       -          -      5,400         -         -         -      5,400
   Unrealized gain (loss) on
     securities available-for-sale
     arising this year,
     net of taxes of $215                     -       -          -          -       420         -         -        420
   Reclassification adjustment,
     net of tax of ($7)                       -       -          -          -       (13)        -         -        (13)
   Comprehensive Income                                                                               5,807
Fractional shares of common
   stock purchased following
   stock dividend                          (180)      -         (3)         -         -         -         -         (3)
Stock appreciation rights                     -       -        108          -         -         -         -        108
Cash dividends ($0.08
   per share)                                 -       -          -       (412)        -         -         -       (412)
Treasury stock transactions, net              -       -         (6)         -         -    17,897      (260)      (266)
Balance, December 31, 1997            5,466,996      55     28,880     29,006       298    69,053      (909)    57,330
Comprehensive Income:
   Net income                                 -       -          -      6,074         -         -         -      6,074
   Unrealized gain (loss) on
     securities available-for-sale
     arising this year,
     net of taxes of $393                     -       -          -          -       765         -         -        765
   Reclassification adjustment,
     net of tax of ($15)                      -       -          -          -       (30)        -         -        (30)
   Comprehensive Income                                                                               6,809
Fractional shares of common
   stock purchased following
   stock dividend                          (181)      -         (4)         -         -         -         -         (4)
Stock appreciation rights                     -       -         77          -         -         -         -         77
Cash dividends ($0.32
   per share)                                 -       -          -     (1,699)        -         -         -     (1,699)
Treasury stock transactions, net              -       -          -        (81)        -    68,923    (1,725)    (1,806)
Balance, December 31, 1998            5,466,815     $55    $28,953    $33,300    $1,033   137,976   ($2,634)   $60,707

See accompanying notes to consolidated financial statements.

Page 33
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 1998, 1997, and 1996
(in thousands)

                                                                                         1998      1997      1996
Cash flows from operating activities:
   Net income                                                                           $6,074    $5,400    $4,501
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
   Depreciation and amortization                                                         1,061     1,144     1,157
   Amortization of bond premiums, net                                                       77        25       140
   Provision for loan losses                                                               535       465       375
   Deferred income taxes                                                                   (49)      (27)      417
   (Gain) loss on security transactions, net                                               (60)      (38)        4
   Gain on sales of loans, net                                                            (594)     (271)     (266)
   Increase in accrued interest receivable                                                 (32)     (316)      (74)
   (Decrease) increase in accrued interest payable                                        (337)      160      (388)
   Other, net                                                                              133        44      (203)
   Stock appreciation rights                                                                77       108        60
   Proceeds from sales of loans originated for sale                                     67,153    24,138    17,726
   Loans originated for sale                                                           (76,102)  (23,998)  (17,491)
                      Net cash provided by (used in) operating activities               (2,064)    6,834     5,958

Cash flows from investing activities:
   Net decrease (increase) in loans                                                     21,862   (32,236)   38,430
   Proceeds from maturities and calls of investments in debt securities:
      Held-to-maturity                                                                   9,291    18,346    15,053
      Available-for-sale                                                                74,620    50,493    34,437
   Proceeds from sales of investments in debt and equity securities:
      Available-for-sale                                                                     0         0     2,000
      Non-marketable                                                                        48       145       723
   Purchases of investments in debt and equity securities:
      Held-to-maturity                                                                 (56,369)  (15,305)  (16,038)
      Available-for-sale                                                               (72,989)  (59,134)  (94,212)
      Non-marketable                                                                       (70)        0         0
   Principal paydowns from mortgage-backed securities:
      Held-to-maturity                                                                     100       257       446
      Available-for-sale                                                                10,716     3,933       926
   Purchases of premises and equipment                                                    (857)   (1,642)     (854)
   Proceeds from sale of premises and equipment                                          1,380         1        15
                      Net cash used in investing activities                            (12,268)  (35,142)  (19,074)

Cash flows from financing activities:
   Net (decrease) increase in deposits                                                  (7,256)   13,024   (15,027)
   Net increase in short-term borrowings                                                   106     5,916     7,668
   Net increase (decrease) in Federal Home Loan Bank advances                            2,000    (1,000)        0
   Cash dividends paid                                                                  (1,686)        0      (378)
   Treasury stock transactions, net                                                     (1,806)     (266)     (649)
   Fractional shares purchased following stock dividend                                     (4)       (3)       (3)
                      Net cash provided by (used in) financing activities               (8,646)   17,671    (8,389)
                           Net decrease in cash and cash equivalents                   (22,978)  (10,637)  (21,505)
Cash and cash equivalents at beginning of year                                          48,558    59,195    80,700
Cash and cash equivalents at end of year                                               $25,580   $48,558   $59,195

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                          $19,299   $19,250   $18,213
     Income taxes                                                                        2,949     2,060     1,748
   Transfer of mortgage loans held-for-sale to loans                                         0         0     8,175
   Disposal of property and equipment subject to valuation allowance                       304         0        71
   Change in unrealized gain (loss) on securities available-for-sale                    (1,114)     (615)      333
   Change in deferred taxes attributable to unrealized gain (loss) on securities
        available-for-sale                                                                 379       208      (112)
   Real estate acquired through or in lieu of foreclosure                                   26     2,323       608
   Property plant and equipment transferred from other real estate                       2,500         0         0
   Dividends declared not paid                                                             425       412         0

See accompanying notes to consolidated financial statements.

Page 34
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                       BANKILLINOIS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1) ORGANIZATION

        Effective February 27, 1998, the Company changed its corporate name to BankIllinois Financial Corporation. Prior to that date, it operated under the name of Central Illinois Financial Co., Inc.

        On September 14, 1998, BankIllinois Trust Company, a former subsidiary of BankIllinois Financial Corporation, was merged into BankIllinois.

        The Company and its subsidiary provide a full range of banking services to individual and corporate customers located within Champaign, Illinois, and the surrounding communities. BankIllinois is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiary are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

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

        The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

    (a) PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BankIllinois. Sig-nificant intercompany accounts and transactions have been eliminated in consolidation.

           Property held by the Trust & Investments Division in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets, since such items are not assets of the Company.

           Effective January 1, 1998, the Company adopted Statement of
              Financial Accounting Standards No. 130, which was issued in June 1997. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income or total stockholders' equity. Statement No. 130 requires unrealized gains and losses on the Company's available-for-sale securities which prior to adoption were reported separately in stockholders' equity to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

           Effective January 1, 1998, the Company adopted Statement of
              Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 requires a publicly-held entity to disclose financial and other descriptive information about all of its reportable operating segments. The Statement requires disclosure of net income or loss, certain specific revenue and expense items, and assets for each segment presented and disclosure of a reconciliation of this information with the corresponding amounts recognized in the financial statements of the entity. This Statement also requires disclosure of other pertinent segment information, including the products and services provided by its operating segments and the method by which the operating segments were determined.

           Based on the Company's approach to decision making, it has decided that its business is comprised of a single segment and that Statement No. 131 therefore has no impact on its consolidated financial statements.

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

           Debt and equity securities classified as available-for-sale are those securities that the Company intends to hold for
Page 35
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
              an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. The difference between fair value and cost, adjusted for amortization of premium and accretion of discounts, results in an unrealized gain or loss. Unrealized gains or losses are reported as accumulated other comprehensive income, net of the related deferred tax effect. Gains or losses from the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using methods which approximate the interest method over their contractual lives.

           A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings and results in the establish-ment of a new cost basis for the security.

           Non-marketable equity securities, including BankIllinois' required investment in the capital stock of the Federal Home Loan Bank, are carried at cost, as fair values are not readily determinable.

    (c) LOANS

           Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest is credited to income as earned, based upon the principal amount outstanding.

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

    (d) ALLOWANCE FOR LOAN LOSSES

           The allowance for loan losses is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Management utilizes an approach, which provides for general and specific valuation allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessment of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses, to determine the appropriate level of the allowance for loan losses.

           The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flow using the loans initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans.

           Loans are categorized as "impaired" when, based on current information or events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, in accordance with the contractual terms of the loan agreement.

           The Company reviews all non-accrual and substantially delinquent loans, as well as problem loans identified by management, for impairment as defined above. A specific reserve amount will be established for impaired loans in which the present value of the expected cash flows to be generated is less than the amount of the loan recorded on the Company's books. As an alternative to discounting, the Company may use the "fair value" of any collateral supporting a collateral-dependent loan in reviewing the necessity for establishing a specific loan loss reserve amount. Specific reserves will be established for accounts having a collateral deficiency estimated to be $50,000 or more. The Company's general reserve is maintained at an adequate level to cover accounts having a collateral deficiency of less than $50,000.

           Loans restructured prior to December 1994 and loans evaluated as groups or homogeneous pools of loans will be excluded from this analysis.
Page 36
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

           Management believes the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require the Company to recog-nize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

    (e) PREMISES AND EQUIPMENT

           Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization applicable to furniture and equipment and buildings and lease-hold improvements is charged to occupancy expense using straight-line and accelerated methods over the estimated useful lives of the assets. Such lives are estimated to be three to seven years for furniture and equipment and five to fifty years for buildings and leasehold improvements. Maintenance and repairs are charged to operations as incurred.

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

    (h) INCOME TAXES

           Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. De-ferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    (k) STOCK DIVIDEND

           During May 1996, 1997 and 1998, the Company effected 5% stock dividends. All references in the accompanying financial statements to number of shares and per share amounts have been retroactively restated to reflect the stock dividends.

Page 37
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

    (l) RECLASSIFICATION

           Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation. Such reclassifications have no effect on previ-ously reported net income.

    (m) EMERGING ACCOUNTING STANDARDS

           In June 1998, the Statement of Financial Accounting Standards No.
              133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

           Management does not anticipate that the adoption of the new
              Statement will have a significant effect on the Company's earnings or financial position.

(3) CASH AND DUE FROM BANKS

        The compensating balances held at correspondent banks was $522,000 and $1,086,000 at December 31, 1998 and 1997, respectively. BankIllinois maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, BankIllinois was required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves required to be held was $6,975,000 and $5,465,000 at December 31, 1998 and 1997, respectively.

(4) INVESTMENTS IN DEBT AND EQUITY SECURITIES

        The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:

        AVAILABLE-FOR-SALE
                                                               GROSS        GROSS
                                               AMORTIZED  UNREALIZED   UNREALIZED        FAIR
                                                    COST       GAINS       LOSSES       VALUE
        December 31, 1998
           U.S. Treasury and other
                    government agencies         $113,129      $1,420          $11    $114,538
           Mortgage-backed securities              5,954          13           23       5,944
           Other                                   3,407         281          115       3,573
                                                $122,490      $1,714         $149    $124,055

        December 31, 1997
           U.S. Treasury and other
                    government agencies         $127,690        $470         $152    $128,008
           Mortgage-backed securities              6,264          15           37       6,242
           Other                                     912         155            0       1,067
                                                $134,866        $640         $189    $135,317

Page 38
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

HELD-TO-MATURITY
                                                               GROSS        GROSS
                                               AMORTIZED  UNREALIZED   UNREALIZED        FAIR
                                                    COST       GAINS       LOSSES       VALUE
        December 31, 1998
           U.S. Treasury and other
                    government agencies          $32,728         $83         $148     $32,663
           Obligations of states and
                    political subdivisions        18,614         204           54      18,764
           Mortgage-backed securities             14,167           9           22      14,154
                                                 $65,509        $296         $224     $65,581

        December 31, 1997
           U.S. Treasury and other
                    government agencies          $11,512         $36           $0     $11,548
           Obligations of states and
                    political subdivisions         7,007          80            0       7,087
                                                 $18,519        $116           $0     $18,635

        Proceeds from sales of investments in debt and equity securities during 1998, 1997 and 1996 were $48,000, $145,000 and $2,723,000, respectively. Proceeds from maturities and calls of investments in debt and equity securities during 1998, 1997 and 1996 were $83,911,000, $68,839,000 and $49,490,000, respectively. Realized gains and losses (in thousands) on sales, maturities and calls for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                      1998      1997      1996
        Gross gains                    $61       $38        $0
        Gross losses                    (1)        0        (4)
        Net gains (losses)             $60       $38       ($4)

        Investments in debt and equity securities with a carrying value of $109,499,000 and $91,474,000 were pledged at December 31, 1998 and
           1997, respectively, to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

        The amortized cost and fair value of investments in debt and equity securities (in thousands) at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       AVAILABLE-FOR-SALE          HELD-TO-MATURITY
                                                      AMORTIZED      FAIR       AMORTIZED      FAIR
                                                           COST     VALUE            COST     VALUE
        Due in one year or less                         $40,919   $41,226          $4,391    $4,418
        Due after one year through five years            66,719    67,966          24,942    24,990
        Due after five years through ten years            8,898     8,919          20,214    20,171
        Due after ten years                                   0         0           1,795     1,848
                                                        116,536   118,111          51,342    51,427
        Mortgage-backed securities                        5,954     5,944          14,167    14,154
                      Total debt securities            $122,490  $124,055         $65,509   $65,581

(5) LOANS

        A summary of loans (in thousands), by classification, at December 31, 1998 and 1997 is as follows:

                                                           1998      1997
        Commercial, financial, and agricultural        $112,265  $121,927
        Real estate                                     132,919   141,091
        Installment and consumer                         47,401    52,017
                                                        292,585   315,035
        Less:
           Allowance for loan losses                      5,279     5,306

                                                       $287,306  $309,729

Page 39
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The Company makes commercial, financial, and agricultural; real estate; and installment and consumer loans to customers located in east-central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in east-central Illinois.

        During 1998, 1997 and 1996, the Company sold approximately
           $67,153,000, $24,138,000 and $17,726,000, respectively, of residential mortgage loans in the secondary market, primarily to the NationsBanc and Fannie Mae. Gross gains of approximately $642,000, $275,000 and $315,000, and gross losses of approximately $48,000, $4,000 and $49,000, were realized on the sales during 1998, 1997 and 1996, respectively.

        Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 1998 and 1997:

                                                          1998      1997
           Fannie Mae                                   $68,137  $94,104
           Freddie Mac                                    1,944    3,381
           Illinois Housing Development Authority         3,146    3,848

        In the normal course of business, loans are made to directors, executive officers, and principal stockholders of the Company and to parties which the Company or its directors, executive officers, and stockholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other custom-ers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 1998 was as follows:

                                                         1998
        Balance, January 1                             $11,053
        New loans                                        1,532
        Repayments                                      (4,222)
        Changes in relationship                         (1,862)
        Balance, December 31                            $6,501

        Activity in the allowance for loan losses (in thousands) for 1998, 1997 and 1996 was as follows:

                                                          1998      1997      1996
        Balance, beginning of year                      $5,306    $5,587    $5,882
        Provision charged to expense                       535       465       375
        Loans charged off                                 (811)     (998)   (1,538)
        Recoveries on loans previously charged off         249       252       868
        Balance, end of year                            $5,279    $5,306    $5,587

        The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 1998, 1997 and 1996:

                                                          1998     1997
        Impaired loans on nonaccrual                       $720   $1,793
        Impaired loans continuing to accrue interest          0      172
        Total impaired loans                               $720   $1,965
        Other non-accrual loans not classified
            as impaired                                     406      415
        Allowance for loan losses on impaired loans         377      773

        Impaired loans for which there is no related
            allowance for loan losses                         0        0
        Average recorded investment in impaired
            loans                                         2,240    3,129
        Interest income recognized from impaired
            loans                                             5       98

        Cash basis interest income recognized from
            impaired loans                                   18        6

Page 40
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(6) PREMISES AND EQUIPMENT

        A summary of premises and equipment (in thousands) at December 31, 1998 and 1997 is as follows:

                                                          1998      1997
        Land                                             $2,865   $3,279
        Furniture and equipment                           5,269    5,475
        Buildings and leasehold improvements             13,762   13,390
                                                         21,896   22,144
        Less accumulated depreciation and amortization    9,701   10,891
                                                        $12,195  $11,253

        Depreciation and amortization expense was $1,035,000, $1,105,000 and $1,114,000 for 1998, 1997 and 1996, respectively.

        The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through November 2007 and have renewal options to extend the lease terms for various dates through November 2017. The rental expense for these operating leases was $222,000, $199,000 and $226,000 in 1998, 1997 and 1996, respectively.

        Minimum annual rental payments required under the operating leases (in thousands), which have initial or remaining terms in excess of one year at December 31, 1998 are as follows:

        1999                                               $172
        2000                                                148
        2001                                                148
        2002                                                148
        2003                                                 42
        Thereafter                                          113

        As a result of the merger between BankIllinois Financial Co. and Central Illinois Financial Corporation, certain banking facilities were deemed to be unnecessary for the ongoing operations of the merged entity. Accordingly, premises and equipment was identified to be disposed of and a charge of $375,000 was recorded to other non-interest expense in 1995 to reduce the book value of these assets. During 1996, certain data processing equipment was disposed of. During March 1998, the remaining identified property was sold and an additional loss of $246,000 was recognized.

(7) OTHER REAL ESTATE OWNED

        On January 24, 1994, the Company entered into an agreement to sell the BankIllinois Executive Center. During 1997, the borrower defaulted on the loan and approximately $1,834,000 was transferred to other real estate. Additionally, approximately $822,000 of improvements were completed on this office building. During December 1998, the building was written down to market value and transferred to premises and equipment.

(8) DEPOSITS

        As of December 31, 1998, the scheduled maturities of time deposits (in thousands) were as follows:

        1999                                            $96,067
        2000                                             31,484
        2001                                             42,788
        2002                                                898
        2003                                                859

Page 41
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(9) SHORT-TERM BORROWINGS

        A summary of short-term borrowings (in thousands) at December 31, 1998 and 1997 is as follows:

                                                                    1998      1997
        Federal funds purchased                                    $4,550   $8,400
        Securities sold under agreements to repurchase:
           U.S. Treasury and other government agency securities
              with carrying values of $81,116,000 and $64,559,000
              and market values of $81,129,000 and $64,588,000
              at December 31, 1998 and 1997, respectively          45,413   41,457
                                                                  $49,963  $49,857

        Information relating to short-term borrowings (dollars in thousands) is as follows:

                                                             1998     1997      1996
        Federal funds purchased:
           Average daily balance                            $3,881   $3,763    $4,267
           Maximum balance at month-end                      4,840    9,100     7,650
           Weighted average interest rate at year-end        3.44%    5.15%     6.99%
           Weighted average interest rate for the year       5.11%    5.35%     5.32%

        Securities sold under agreements to repurchase:
           Average daily balance                           $44,806  $39,221   $35,331
           Maximum balance at month-end                     53,080   41,457    38,277
           Weighted average interest rate at year-end        4.38%    5.43%     5.20%
           Weighted average interest rate for the year       4.92%    5.29%     5.04%

        The securities underlying the agreements to repurchase are under the control of BankIllinois.

(10)    FEDERAL HOME LOAN BANK ADVANCES

        A summary of Federal Home Loan Bank (FHLB) advances (dollars in thousands) at December 31, 1998 is as follows:

                                                                 WEIGHTED
                                                                  AVERAGE
                                                         AMOUNT      RATE
        Maturing in year ending:
           1999                                          $3,000     6.51%
           2000                                           1,000     6.57%
           2001                                           1,000     6.76%
           2008                                           5,000     5.40%
                                                        $10,000     5.99%

        The terms of a security agreement with the FHLB require BankIllinois to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. BankIllinois had a total remaining borrowing capacity with the FHLB of approximately $7,489,000 at December 31, 1998 at a rate equal to the FHLB current advance rates.

(11)    LINE OF CREDIT

        The Company has an unsecured line of credit of $2,000,000 from a third party lender. As of December 31, 1998, the entire line was available.

(12)    INCOME TAXES

        Federal income tax expense (in thousands) for 1998, 1997 and 1996 is summarized as follows:

Page 42
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                         1998      1997      1996
           Current                                      $2,970    $2,686    $1,766
           Deferred                                        (49)      (27)      417
           Total                                        $2,921    $2,659    $2,183

        Actual income tax expense (in thousands) for 1998, 1997 and 1996 differ from the "expected" income taxes (computed by applying the maximum U.S. federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                          1998      1997      1996
        Computed "expected" income taxes                $3,148    $2,821    $2,339
        Tax-exempt interest income, net of
           disallowed interest expense                    (136)      (97)     (116)
        Other, net                                         (91)      (65)      (40)
                                                        $2,921    $2,659    $2,183

        The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                                    1998      1997
        Deferred tax assets:
           Allowance for loan losses                              $1,148      $973
           Deferred compensation                                     955       901
           Other real estate                                         153         0
           Severance payable                                         157       112
           Stock appreciation rights                                 113        87
           Other                                                     138       162
                 Total deferred tax assets                        $2,664    $2,235
        Deferred tax liabilities:
           Unrealized holding gain on
                 available-for-sale securities                     ($532)    ($153)
           Premises and equipment                                   (925)     (827)
           Other real estate                                           0       (15)
           Other                                                    (577)     (280)
                 Total deferred tax liabilities                  ($2,034)  ($1,275)
                 Net deferred tax assets                            $630      $960

        A valuation allowance would be provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has not established a valuation allowance as of December 31, 1998 or 1997, due to management's belief that all criteria for asset recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

(13)    RETIREMENT PLANS

        The Company has established a profit sharing plan and a 401(k) plan for substantially all employees who meet the eligibility requirements. The 401(k) plan allows for participants' contributions of up to 10% of gross salary, the first 6% of which is available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company.

        The Company has merged the profit sharing plan of the former Central
           Illinois Financial Corporation and the defined contribution plan of the former BankIllinois Financial Co., and 401(k) plans of both companies into the respective BankIllinois Financial Corporation profit sharing and 401(k) plans. The assets of the plans were transferred during 1997.

        Total contributions by the Company under the retirement plans discussed above totaled $409,000, $386,000 and $379,000 for 1998,
           1997 and 1996, respectively.

Page 43
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded expenses of $243,000, $236,000 and $207,000 in 1998, 1997 and 1996,
           respectively, related to these agreements.

(14)    STOCKHOLDERS' EQUITY

        SHARE PURCHASE RIGHTS PLAN
        The Company has established the BankIllinois Financial Corporation
           Rights Agreement (the Rights Agreement). The Rights Agreement gives the holder of each share of common stock of the Company a purchase right to acquire one one-hundredth of a share of the authorized no par value preferred stock (Purchase Right). The Rights Agreement has the effect of substantially diluting the percentage of ownership of certain acquirers of common stock of the Company unless sale or merger of the Company is approved by certain continuing directors of the Company. Each Purchase Right trades in tandem with its respective share of common stock until the occurrence of certain events, in which case it would separate and entitle the registered holder, subject to the terms of the Rights Agreement, to purchase certain equity securities at a price below market value.

        STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
        In 1994, the former BankIllinois Financial Co. established a stock incentive plan, which provides for the granting of both qualified and non-qualified options of the Company's common stock to certain key managerial employees. In 1994, the former Central Illinois Financial Corporation established a stock option plan which provides for the granting of non-qualified stock options and stock appreciation rights (SARs) to certain key managerial employees. The option price must be at least 100% of the fair market value of the common stock on the date the option is granted and the maximum option term cannot exceed 10 years. The plan allows for the granting of options in tandem with SARs. Exercise of a SAR cancels the related option and entitles the holder to receive a payment in return, equal to the excess of the fair market value of the shares subject to the option surrendered over the exercise price. Payment by the Company will be made in shares of the Company's common stock with cash paid in lieu of fractional shares. The exercise of a SAR is subject to all of the terms and conditions of the related option. As of December 31, 1997, all of these options were fully vested.

        In 1996, BankIllinois Financial Corporation established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options which vest and thus become exercisable ratably over a three-year period from the date granted. All options granted subsequent to January 1, 1996 were issued from the 1996 plan.

        The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                                             1998                  1997                   1996
                                                               WEIGHTED              WEIGHTED               WEIGHTED
                                                                AVERAGE               AVERAGE                AVERAGE
                                                               EXERCISE              EXERCISE               EXERCISE


                                                       SHARES     PRICE       SHARES    PRICE       SHARES     PRICE
        Options outstanding, beginning
             of year                                  375,650     $8.23      289,918    $6.48      290,516     $6.48
        Granted ($13.94-$19.52 per share)              81,900     19.52       87,080    14.06            0         0
        Exercised                                     (20,834)    10.26       (1,348)    8.01         (598)     8.01
        Options forfeited                              (3,599)    15.22            0        0            0         0
        Options outstanding, end of year              433,117    $10.21      375,650    $8.23      289,918     $6.48

        Options exercisable, end of year              380,075     $9.15      335,054    $7.54      287,146     $6.46

        Weighted average fair value of
           options granted                                        $4.92                 $5.49                    N/A

Page 44
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                           OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                       WEIGHTED
                        AVERAGE       WEIGHTED    WEIGHTED
                      REMAINING        AVERAGE     AVERAGE
          EXERCISE       NUMBER    CONTRACTUAL    EXERCISE            NUMBER    EXERCISE
             PRICE  OUTSTANDING           LIFE       PRICE       OUTSTANDING       PRICE
             $6.21      244,608           5.00       $6.21           244,608       $6.21
              8.01       31,602           6.00        8.01            31,602        8.01
             13.94       45,187           2.74       13.94            28,472       13.94
             14.29       30,870           3.25       14.29            30,870       14.29
             19.52       80,850           3.47       19.52            44,523       19.52
                        433,117           4.43      $10.21           380,075       $9.15

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

                                                         1998      1997       1996
        Number of options granted                       81,900    87,080       N/A
        Risk-free interest rate                           4.59%     5.58%      N/A
        Expected life, in years                           3.47      3.44       N/A
        Expected volatility                               7.57%    11.00%      N/A
        Expected dividend yield                           1.41%     1.68%      N/A
        Estimated fair value per option                  $4.92     $5.49       N/A

        Grants under the stock incentive and stock option plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for incentive stock option grants under the plan. Had compensation cost for all of the stock-based compensation plan been determined based on the fair values of awards (the method described by Statement No. 123), on the grant date, reported income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                          1998      1997      1996
        Net income on common stock:
           As reported                                   $6,074    $5,400      $N/A
           Pro forma                                      5,861     5,232       N/A
        Basic earnings per share:
           As reported                                    $1.13     $1.00       N/A
           Pro forma                                       1.09      0.97       N/A
        Diluted earnings per share:
           As reported                                    $1.09     $0.98       N/A
           Pro forma                                       1.05      0.95       N/A

        At December 31, 1998, 12,876 SARs remained outstanding.

(15)    DIVIDEND RESTRICTIONS

        Banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. Retained earnings of BankIllinois available for payment of dividends, subject to maintenance of minimum capital requirements, was $4,631,000 at December 31, 1998.

Page 45
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(16)    CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

        Following are the condensed balance sheets as of December 31, 1998 and 1997 and the related condensed statements of income and cash flows for 1998, 1997 and 1996 for BankIllinois Financial Corporation:

                                    CONDENSED BALANCE SHEETS
                                         (in thousands)
                                                                    1998     1997
        Assets:
           Cash                                                    $4,179   $4,409
           Investment in BankIllinois                              53,629   52,579
           Investment in equity securities                          3,179      696
           Organization costs, net                                      0       11
           Other assets                                               337      261
                                                                  $61,324  $57,956
        Liabilities and stockholders' equity:
           Dividends payable                                         $425     $412
           Other liabilities                                          192      214
           Stockholders' equity                                    60,707   57,330
                                                                  $61,324  $57,956


                                                                 CONDENSED STATEMENTS OF INCOME
                                                                          (in thousands)
                                                                    1998      1997      1996
        Revenue:
           Dividends received from subsidiary                      $6,000   $5,200    $1,000
           Interest income on deposits                                126       48         1
           Dividend income on securities                               14        2         0
                                                                    6,140    5,250     1,001

        Expenses:
           Amortization of organization costs                          11       11        11
           Other                                                      481      502       471
                                                                      492      513       482

                 Income before applicable income tax
                    benefit and equity in undistributed
                    income of subsidiary                            5,648    4,737       519
        Applicable income tax benefit                                 119      158       163
        Equity in undistributed income of
           subsidiary                                                 307      505     3,819
                 Net income                                        $6,074   $5,400    $4,501

                                                           CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                                                          (in thousands)
                                                                   1998      1997      1996
        Net income                                                $6,074    $5,400    $4,501

        Unrealized gain (loss) on securities available-for-
           sale arising this year net of tax of $393, $215
           and ($113) in 1998, 1997 and 1996,
           respectively                                              765       420      (223)
        Less:  reclassification adjustment for gains
           included in net income, net of tax of ($15),
           ($7) and $1 in 1998, 1997 and 1996,
           respectively                                              (30)      (13)        2
                                                                     735       407      (221)
        Comprehensive income                                      $6,809    $5,807    $4,280

Page 46
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                               CONDENSED STATEMENTS OF CASH FLOWS
                                                                         (in thousands)
                                                                   1998      1997      1996
        Cash flows from operating activities:
           Net income                                             $6,074    $5,400    $4,501
           Adjustments to reconcile net income to net
              cash provided by operating activities:
                 Equity in undistributed (income) of
                    subsidiary                                      (307)     (505)   (3,819)
                 Amortization of organization costs                   11        11        11
                 Stock appreciation rights                             0       108        60
                 Other, net                                          (18)      (12)       46
                       Net cash provided by operating
                          activities                               5,760     5,002       799
        Cash flows from investing activities:
           Purchases of equity securities                         (2,496)     (495)      (91)
                       Net cash used in investing
                          activities                              (2,496)     (495)      (91)
        Cash flows from financing activities:
           Treasury stock transactions, net                       (1,806)     (266)     (649)
           Fractional shares purchased following
              stock dividend                                          (4)       (3)       (3)
           Cash dividends paid                                    (1,684)        0      (378)
                       Net cash used in financing
                          activities                              (3,494)     (269)   (1,030)
        Cash at beginning of year                                  4,409       171       493
        Cash at end of year                                       $4,179    $4,409      $171

(17)    DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

        The following table summarizes these financial instruments and commitments (in thousands) at December 31, 1998 and 1997:

                                                          1998      1997
        Financial instruments whose contract amounts
           represent credit risk:
              Commitments to extend credit              $66,927   $63,913
              Standby letters of credit                   4,328     3,379

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total com-mitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include ac-counts receivable; inventory; property, plant and equipment; and income-producing commercial properties.

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

        The Company does not engage in the use of interest rate swaps, futures, forwards or options contracts.

        Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997:

                                                               1998                      1997
                                                       CARRYING      FAIR        CARRYING      FAIR
                                                         AMOUNT     VALUE          AMOUNT     VALUE
        Assets:
           Cash and cash equivalents                    $25,580   $25,580         $48,558   $48,558
           Investments in debt and equity securities    191,136   191,208         155,386   155,502
           Mortgage loans held-for-sale                  10,951    10,953           1,408     1,408
           Loans                                        287,306   290,227         309,729   308,078
           Accrued interest receivable                    4,865     4,865           4,833     4,833
        Liabilities:
           Deposits                                    $409,898  $411,915        $417,154  $417,735
           Short-term borrowings                         49,963    49,976          49,857    49,869
           FHLB advances                                 10,000    10,069           8,000     8,083
           Accrued interest payable                       1,399     1,399           1,736     1,736

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

        LOANS
        Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 1998 and 1997. Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

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

Page 48
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        FEDERAL HOME LOAN BANK (FHLB) ADVANCES
        The fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using rates on current FHLB advances with similar remaining maturities.

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

(18)    LITIGATION

        Various legal claims have arisen in the normal course of business, which, in the opinion of Company management, will not result in any material liability to the Company.

(19)    REGULATORY CAPITAL

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

        As of December 31, 1998, the most recent notification from the primary regulatory agency categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum Total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

        The Company's and BankIllinois' actual capital amounts and ratios as of December 31, 1998 and 1997 are presented in the following tables:
Page 49
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                                                                      TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                               FOR CAPITAL        PROMPT CORRECTIVE
                                                           ACTUAL          ADEQUACY PURPOSES:     ACTION PROVISIONS:
                                                       AMOUNT   RATIO        AMOUNT    RATIO        AMOUNT   RATIO
        As of December 31, 1998:
           Total capital
              (to risk-weighted assets)
             Consolidated                             $63,933   19.1%       $26,754     8.0%           N/A
             BankIllinois                             $56,835   17.2%       $26,496     8.0%       $33,119   10.0%
           Tier I capital
              (to risk-weighted assets)
             Consolidated                             $59,664   17.8%       $13,377     4.0%           N/A
             BankIllinois                             $52,650   15.9%       $13,248     4.0%       $19,872    6.0%
           Tier I capital
              (to average assets)
             Consolidated                             $59,664   11.1%       $21,488     4.0%           N/A
             BankIllinois                             $52,650    9.8%       $21,416     4.0%       $26,770    5.0%

                                                                                                      TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                               FOR CAPITAL        PROMPT CORRECTIVE
                                                           ACTUAL          ADEQUACY PURPOSES:     ACTION PROVISIONS:
                                                       AMOUNT   RATIO        AMOUNT    RATIO        AMOUNT   RATIO
        As of December 31, 1997:
           Total capital
              (to risk-weighted assets)
             Consolidated                             $61,340   17.7%       $27,746     8.0%           N/A
             BankIllinois                             $56,664   16.4%       $27,699     8.0%       $34,624   10.0%
           Tier I capital
              (to risk-weighted assets)
             Consolidated                             $56,993   16.4%       $13,873     4.0%           N/A
             BankIllinois                             $52,324   15.1%       $13,850     4.0%       $20,775    6.0%
           Tier I capital
              (to average assets)
             Consolidated                             $56,993   10.9%       $20,974     4.0%           N/A
             BankIllinois                             $52,324   10.0%       $20,950     4.0%       $26,188    5.0%

Page 50
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Page 51
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                     POSITION WITH THE COMPANY AND
NAME                   DIRECTOR      BANK AND OCCUPATION FOR THE
(AGE)                  SINCE <F1>    LAST FIVE YEARS
CLASS I
(TERM EXPIRES 1999)
David J. Downey        1992          Director of the Company; President, The
(Age 57)                             Downey Group, Inc. (estate planning,
                                     wealth transfer and executive
                                     compensation organization)
                                     (1963-present)

Van A. Dukeman         1994          Director, President and Chief Executive
(Age 40)                             Officer of the Company and the Bank;
                                     Director and President of BIFC and
                                     BankIllinois (1994-1995)

Gene A. Salmon         1991          Director of the Company; President,
(Age 54)                             Cross Construction, Inc. (1979-present)

James A. Sullivan      1984          Director of the Company; Retired Chief
(Age 71)                             Executive Officer, Sullivan Chevrolet
                                     Company (1976-1997)

CLASS II
(TERM EXPIRES 2000)
Gregory B. Lykins      1994          Director, Chairman of the Board of the
(Age 51)                             Company and the Bank; Director, Chairman
                                     of the Board and Chief Executive Officer of BIFC and BankIllinois (1994-1995)

August C. Meyer, Jr.   1962          Director of the Company; President,
(Age 61)                             Midwest Television Inc. (1976-present)

CLASS III
(TERM EXPIRES 2001)
Roy V. VanBuskirk      1991          Director of the Company; Retired, Chief
(Age 68)                             Executive Officer, Bacon and VanBuskirk
                                     Glass Company and Danville Bacon and
                                     VanBuskirk Glass Company, Inc.
                                     (1968-1997)

George T. Shapland     1994          Director of the Company; President,
(Age 68)                             Shapland Management Co. (1990-present)

Dean R. Stewart        1984          Director of the Company; Chairman of the
(Age 70)                             Board, CIF (1991-1995); Chairman and
                                     Chief Executive Officer, Tri Star
                                     Marketing, Inc. (1974-present)

[FN]
<F1>  Indicates year first elected to the board of directors of the Company, the Bank or their predecessors.

Page 52
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

          All of the Company's directors will hold office for the terms indicated, or until their respective successors are duly elected and qualified, and all executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company's directors or executive officers have been selected for their respective positions. Non-employee directors of the Company received fully vested options to purchase 4,000 shares of Common Stock for serving on the Boards of Directors and committees of the Company and certain of the subsidiaries in 1998. It is anticipated that options will be granted to the directors as compensation in the future on an annual basis. Directors of the Company who are also employees of the Company were not separately compensated for service on such Boards or committees.

Page 53
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BOARD COMMITTEES AND MEETINGS

          A total of eleven regularly scheduled and special meetings were held by the Board of Directors of the Company during 1998. The Board of Directors of the Company has established an Audit Committee, a Compensation Committee and an Executive Committee. During 1998, all directors attended at least 75 percent of the meetings of the Board and the committees on which they served, except Messrs. Sullivan and VanBuskirk, who attended 70% of such meetings.

          Members of the Audit Committee are Messrs. Stewart (Chair), Meyer, VanBuskirk and Sullivan, and Messrs. Lykins and Dukeman serve ex officio.
The Audit Committee reports to the Board of Directors and has the responsibility to review and approve internal control procedures, accounting practices and reporting activities of the Bank. The committee also has the responsibility for establishing and maintaining communications between the Board and the independent auditors and regulatory agencies. The Audit Committee reviews with the independent auditors the scope of their examinations, with particular emphasis on the areas to which either the Audit Committee or the auditors believe special attention should be directed. It also reviews the examination reports of regulatory agencies and reports to the full Board regarding matters discussed therein. Finally, it oversees the establishment and maintenance of effective controls over the business operations of the Bank. The Audit Committee met four times in 1998.

          The members of the Compensation Committee are Messrs. VanBuskirk (Chair), Meyer and Stewart, and Messrs. Lykins and Dukeman serve ex officio. The Compensation Committee reports to the Board of Directors and has responsibility for all matters related to compensation of executive officers of the Company, including review and approval of base salaries, review of salaries of executive officers compared to other financial services holding companies in the region, fringe benefits, including modification of the retirement plan, and incentive compensation. The Compensation Committee met two times in 1998.

          The members of the Executive Committee are Messrs. Lykins (Chair), VanBuskirk, Downey, Shapland and Stewart, and Mr. Dukeman serves ex officio. The Executive Committee reviews compensation to be paid to the Company's directors for service on the Board of Directors and attendance at Board and committee meetings, reviews the Company's dividend policy and nominates persons to serve on the Company's Board of Directors. The Executive Committee will consider nominations to the Board of Directors submitted by stockholders if such nominations are made in writing to the committee and otherwise comply with Article 2, Section 14 of the Company's bylaws. The Executive Committee met two times in 1998.

EXECUTIVE OFFICERS

          The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. The names and ages of the executive officers of the Company as of December 31, 1998, as well as the offices held by these officers on that date, other positions held with the Company and its subsidiary and principal occupations for the past five years are set forth below.

                               POSITION WITH THE COMPANY AND
NAME                  AGE      BANK AND PRINCIPAL OCCUPATION
Gregory B. Lykins     51       Chairman of the Board of the Company and
                               BankIllinois.  Prior to the Merger, Mr.
                               Lykins served as Chairman of the Board and Chief Executive Officer of BankIllinois
                               Financial Co. and BankIllinois.

Van A. Dukeman        40       Director, President and Chief Executive
                               Officer of the Company and BankIllinois.
                               Prior to the Merger, Mr. Dukeman served as President and director of BankIllinois
                               Financial Co.

David B. White        47       Executive Vice President and Chief Financial
                               Officer of the Company and BankIllinois.
                               Prior to the Merger, Mr. White served as Executive Vice President and Chief Financial
                               Officer of BankIllinois.

Page 54
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Charles R. Eyman      52       Executive Vice President of BankIllinois.
                               Prior to the Merger, Mr. Eyman served as Senior Vice President of The Champaign
                               National Bank.

Robert F. Plecki, Jr. 38       Executive Vice President of BankIllinois.
                               Prior to his current position, Mr. Plecki served as Senior Vice President and Vice
                               President of BankIllinois.

Leanne C. Heacock     33       Senior Vice President of BankIllinois.  Prior
                               to her current position, Ms. Heacock served as Vice President of BankIllinois. Prior to the merger, Ms. Heacock served as Assistant
                               Vice President and Operations Officer for the
                               Champaign National Bank.

Mark J. Wisniewski    35       Senior Vice President of BankIllinois.  Prior
                               to his current position, Mr. Wisniewski
                               served as Vice President of BankIllinois.
                               Mr. Wisniewski was Vice President and
                               Assistant Vice President of First of America
                               prior to joining the Company.
Page 55
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 11.              EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table shows the compensation earned during the three most recently completed fiscal years by the Chief Executive Officer and the three other most highly compensated executive officers of the Company (including those employed by the Company's subsidiaries) whose 1998 salary and bonus exceeded $100,000:

                                                            SUMMARY COMPENSATION TABLE
                                                                    LONG TERM
                                                                  COMPENSATION
                                         ANNUAL COMPENSATION         AWARDS
(A)                           (B)      (C)       (D)       (E)         (G)          (I)
                                                                   SECURITIES
                                                                   UNDERLYING    ALL OTHER
NAME AND                              <F1>                          OPTIONS/   COMPENSATION
PRINCIPAL POSITION           YEAR   SALARY($) BONUS($)  OTHER($)    SARS <F2>    ($) <F3>
Gregory B. Lykins,           1996  $180,000   $35,000      --         3,150      $17,177
Chairman of the Board        1997   180,000    40,000      --         3,150       18,550
                             1998   134,307    50,000     3,792       5,250       17,329

Van A. Dukeman,              1996  $127,000   $30,000      --          --        $12,540
President and Chief          1997   127,000    40,000      --         3,150       13,445
Executive Officer            1998   151,346    60,000     1,729       5,250       14,207

David B. White,              1996   $95,000   $12,000      --          --         $9,080
Executive Vice President     1997    95,000    15,000      --         3,150        9,395
and Chief Financial Officer  1998   107,115    22,000     1,625       3,150       10,639

Charles R. Eyman,            1996   $95,000   $12,000      --          --         $9,208
Executive Vice President     1997    95,000    15,000      --         3,150       10,107
                             1998   107,115    22,000     4,119       3,150       11,115
_______________

<F1>  Includes amounts deferred and, with respect to Mr. Lykins, includes amounts received for service as Chairman of the Board of the Company.

<F2>  As adjusted for stock dividends.

<F3>  The total amounts in this column reflect the Company's contributions under its 401(K) Plan, Non-Qualified Retirement Plan, Profit Sharing Plan and amounts paid for premiums on insurance policies with respect to each named executive officer. These amounts were $3,238, $3,189, $7,500 and $3,250 for Mr. Lykins for 1996, $3,200, $3,400, $8,000 and
      $3,950 for 1997, and $1,590, $2,329, $8,800 and $4,610 for 1998;
      $3,162, $1,493, $7,500 and $385 for Mr. Dukeman for 1996, $3,200,
      $1,810, $8,000 and $435 for 1997, and $1,787, $3,140, $8,800 and $480
      for 1998; $2,248, $1,510, $5,045 and $277 for Mr. White for 1996,
      $2,200, $1,705, $5,200 and $290 for 1997, and $1,570, $2,072, $6,695
      and $302 for 1998; and $2,254, $1,300, $5,268 and $386 for Mr. Eyman
      for 1996, $2,200, $1,705, $5,200 and $1,002 for 1997, and $1,570,
      $2,072, $6,695 and $778 for 1998.

PAGE 56
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

STOCK OPTION INFORMATION

        The following table sets forth certain information concerning the number and value of stock options granted in the last fiscal year to the individuals named in the Summary Compensation Table:

                                             OPTION GRANTS IN LAST FISCAL YEAR
                                                      INDIVIDUAL GRANTS
                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                       AT ASSUMED ANNUAL RATES OF
                                                                                        STOCK PRICE APPRECIATION
                                                                                             FOR OPTION TERM
(A)                          (B)               (C)               (D)              (E)         (F)        (G)
                                           % OF TOTAL
                                             OPTIONS
                           OPTIONS         GRANTED TO
                           GRANTED        EMPLOYEES IN    EXERCISE OR BASE    EXPIRATION
NAME                    (#) <F1><F2>    FISCAL YEAR <F2>  PRICE ($/Sh)<F2>       DATE        5%($)       10%($)
Gregory B. Lykins           5,250            10.0%             $19.52          03/01/08     $64,449    $163,326
Van A. Dukeman              5,250            10.0%              19.52          03/01/08      64,449     163,326
David B. White              3,150             6.0%              19.52          03/01/08      38,669      97,996
Charles R. Eyman            3,150             6.0%              19.52          03/01/08      38,669      97,996

<F1>  Such options vest over a three-year period.
<F2>  As adjusted for stock dividends.

        The following table sets forth certain information concerning the exercisable and nonexercisable stock options at December 31, 1998, held by the individuals named in the Summary Compensation Table:

                                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                              OPTION VALUES

                           SHARES                      NUMBER OF SECURITIES
                          ACQUIRED                    UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED IN-
                             ON          VALUE           OPTIONS AT FY-END                  THE-MONEY OPTIONS
      NAME                EXERCISE     REALIZED               (#)(D)                        AT FY-END ($)(E)
     (#)(A)                (#)(B)       ($)(C)       EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
Gregory B. Lykins            ---         $---         120,216           5,145          1,939,239        23,120
Van A. Dukeman               ---          ---         120,216           5,145          1,939,239        23,120
David B. White               680         11,162        13,858           3,599            200,746        18,320
Charles R. Eyman             ---          ---           5,854           3,599             63,967        18,320

Page 57
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with certain of its executive officers, including each of the executive officers named in the Summary Compensation Table. Employment agreements for two former executive officers, Mr. Robert J. Cochran and Mr. Larry J. Kallembach, terminated upon their resignations, effective April 30, 1998 and March 17, 1998, respectively. Each employment agreement provides for an initial term of one year and, at the end of its initial term as well as any subsequent term, is automatically extended for one year until either the Company or the employee gives written notice to the contrary. Each agreement terminates upon the employee's death, disability, discharge for cause or in the event of "constructive discharge" or a change of control (as defined in the employment agreements). The employment agreements are also terminable by the employee upon 90 days' notice to the Company.

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

        In 1998, Mr. Robert J. Cochran received $45,121 in regular compensation. Also in connection with his resignation, the Company has expensed $305,566 which Mr. Cochran will receive in full by September 2000. Mr. Larry J. Kallembach received $23,356 in regular compensation in 1998, and in connection with his resignation, the Company expensed an additional amount of $133,170, which Mr. Kallembach will receive in full by July 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of the Company establishes compensation and benefits for the Chief Executive Officer and reviews and recommends compensation and benefits for other officers and employees of the Bank. During 1998, no executive officer of the Company served as a member of
(i) the compensation committee of another entity in which one of the executive officers of such entity served on the Bank's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Bank's Compensation Committee or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors.

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

Page 58
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        There are three basic components to the total compensation of all key executives -- base salary, incentive bonus and long-term incentive compensation. The salary component is reflective of levels of responsibility, authority and performance, relative to similar positions in the banking industry. The incentive portion is directly related to financial performance, as measured by net income, return on average assets, and other financial factors. The long-term incentive compensation component is currently composed of the 1996 Stock Option Plan adopted by the Company. The Company maintains the stock option plan to reward senior executives of the Company for outstanding performance and to help the Company attract and retain qualified personnel in key positions. The stock option plan is further designed to give key employees a proprietary interest in the Company as an incentive to contribute to the success of the Company. Awards under the plan are determined by the Compensation Committee based on each respective officer's level of responsibility, overall performance and significance to the Company's future growth and profitability.

        Members of the Compensation Committee are Messrs. VanBuskirk (Chair), Meyer and Stewart, and Messrs. Lykins and Dukeman serve ex officio.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the Company's Common Stock beneficially owned on March 15, 1999 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company Common Stock, each director and nominee and all directors and executive officers of the Company as a group.

NAME OF INDIVIDUAL AND           AMOUNT AND NATURE OF        PERCENT
NUMBER OF PERSONS IN GROUP     BENEFICIAL OWNERSHIP<F1>     OF CLASS

DIRECTORS AND NOMINEES
David J. Downey                      318,792<F2>              6.0%
Van A. Dukeman                       178,542<F3>              3.3%
Gregory B. Lykins                    402,834<F4>              7.4%
August C. Meyer, Jr.               1,612,063<F5>             30.2%
Gene A. Salmon                        90,355                  1.7%
George T. Shapland                   302,627                  5.7%
Dean R. Stewart                       28,339<F6>                 *
James A. Sullivan                     29,906                     *
Roy V. VanBuskirk                     33,882                     *

NAMED EXECUTIVE OFFICERS
Charles R. Eyman                      14,238                     *
David B. White                        16,027                     *

All directors and executive
officers as a group
(14 persons)                       3,032,321<F7>             53.6%
_____________

* Less than one percent.

<F1>   The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Pursuant to the rules of the Securities and Exchange Commission, shares obtainable through the exercise of options which are currently exercisable, or which will become exercisable within 60 days of the date of the information contained in this table, and are included as beneficially owned. The number of shares obtainable through options and included in this table are as follows: 6,644 shares for Mr. Eyman; 8,610 shares for Messrs. Downey, Meyer and Salmon, Shapland, Stewart, Sullivan and VanBuskirk; 14,648 shares for Mr. White; and 121,263 shares for Messrs. Dukeman and Lykins. Each director and officer has no voting and sole investment power over such shares. Inclusion of shares shall not constitute an admission of beneficial ownership or voting or investment power over such shares.

<F2>   Includes 15,913 shares over which Mr. Downey has shared voting and sole investment power.
Page 59
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

<F3>   Includes 2,000 shares over which Mr. Dukeman has shared voting and sole investment power.

<F4>   Includes 18,338 shares over which Mr. Lykins has shared voting and sole investment power.

<F5>   Includes 1,354,237 shares held by certain trusts for which Mr. Meyer serves as trustee. Mr. Meyer exercises sole voting and investment power over such shares. Also includes 58,401 shares held by Mr. Meyer's spouse. Mr. Meyer disclaims beneficial ownership over all such shares.

<F6>   Includes 10,195 shares held jointly with Mr. Stewart's spouse, over which shares Mr. Stewart has shared voting and investment power.

<F7>   Includes 329,956 shares obtainable through the exercise of options considered presently exercisable.

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

       Each Party to the Shareholders' Agreement other than August C. Meyer Jr. has the right to put his shares to Mr. Meyer, in which event Mr. Meyer will be obligated to purchase all such shares subject to the rights of the other Parties to join in the purchase on a proportionate basis. Puts may be exercised prior to the expiration of the three-year period following the Merger only in the event of the death of a Party. In any case, if a put is exercised, and within 18 months thereafter there is a sale of the Company, any profits realized on the sale of the put shares must be repaid to the Party that previously exercised the put.

       The Shareholders' Agreement will terminate ten years after it becomes effective. It also will terminate upon a sale, dissolution or liquidation of the Company or upon the written agreement of the Parties.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Directors and officers of the Company and the Bank and their associates were customers, of and had transactions with, the Company and the Bank during 1998. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. During 1998, the Company incurred approximately $190,000 in construction costs for services provided by Cross Construction, Inc. Mr. Salmon, a director of the Company, serves as the President of Cross Construction. An estimated additional $100,000 is expected to be paid in 1999 for the remainder of the construction.
Management believes that the terms of these services were no less favorable to the Company than would have been obtained from non-affiliated parties. Page 60
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Index to Financial Statements

             See page 29.

(a)(2)  Financial Statement Schedules

             N/A

(a)(3)  Schedule of Exhibits

             The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.


(b)     Reports on Form 8-K

             The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.


(c)     Exhibits

             The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

(d)     Financial Data Schedule

             Exhibit 27.1
Page 61
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.


By:  ____________________________          By:  ____________________________
     Gregory B. Lykins                          David B. White
     Chairman                                   Executive Vice President and
                                                Principal Financial and
                                                Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.


/S/ GREGORY B. LYKINS                          Chairman and Director


/S/ VAN A. DUKEMAN                        President, CEO and Director


/S/ DAVID J. DOWNEY                       Director


/S/ AUGUST C. MEYER, JR.                  Director


/S/ GENE A. SALMON                        Director


/S/ GEORGE T. SHAPLAND                    Director


/S/ DEAN R. STEWART                       Director


/S/ JAMES A. SULLIVAN                     Director


/S/ ROY V. VANBUSKIRK                     Director


/S/ DAVID B. WHITE                        Executive Vice President and Chief
                                            Financial Officer
Page 62
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K

                                   INCORPORATED
EXHIBIT                            HEREIN BY                FILED     SEQUENTIAL
NO.  DESCRIPTION                   REFERENCE TO             HEREWITH  PAGE NO.

3.1  Amended and Restated          Exhibit 3.1 to the Form 10-K
     Certificate of Incorporation  filed with the Commission
                                   April 1, 1996 (SEC File No.
                                   33-90342)

3.2  Amendment to Amended          Exhibit 3.2 to the Form 10-K
     and Restated Certificate      filed with the Commission
     of Incorporation              March 30, 1998 (SEC File No.
                                   33-90342)

3.3  Bylaws                        Exhibit 3.2 to the Form 10-K
                                   filed with the Commission
                                   April 1, 1996 (SEC File No.
                                   33-90342)

4.1  Amended and Restated          Exhibit 4.1 to the Registration
     Shareholders'                 Statement on Form S-4 filed with
     Agreement, dated as of        the Commission March 15, 1995,
     December 13, 1994             as amended (SEC File No. 33-90342)

10.1 Employment Agreement for      Exhibit 10.3 to the Registration
     Gregory B. Lykins             Statement on Form S-4 filed
                                   with the Commission March 15, 1995,
                                   as amended (SEC File No. 33-90342)

10.2 Employment Agreement for      Exhibit 10.4 to the Registration
     Van A. Dukeman                Statement on Form S-4 filed
                                   with the Commission March 15, 1995,
                                   as amended (SEC File No. 33-90342)

10.3 Employment Agreement for      Exhibit 10.5 to the Registration
     David B. White                Statement on Form S-4 filed
                                   with the Commission March 15, 1995,
                                   as amended (SEC File No. 33-90342)

10.4 Employment Agreement for      Exhibit 10.8 to the Form 10-K
     Charles R. Eyman              filed with the Commission on
                                   April 1, 1996 (SEC File No. 33-90342)

21.1 Subsidiaries of the Registrant                            X

23.1 Consent of McGladrey & Pullen, LLP                        X

Page 63
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

27.1  Financial Data Schedule                                  X

27.2  Financial Data Schedule
      Restated for 1997                                        X

27.3 Financial Data Schedule
      Restated for 1996                                        X
Page 64
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -