Form 10-Q
period 1999-03-31
BANKILLINOIS FINANCIAL CORP
filed 1999-05-04
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1999

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

Indicate the number of shares outstanding of the registrant's common stock, as of April 29, 1999:
   BankIllinois Financial Corporation Common Stock                     5,292,174

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

TABLE OF CONTENTS

                                                                      PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                       3

     Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations              7

     Item 3.  Quantitative and Qualitative Disclosures                  16
                        About Market Risk


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                         17

     Item 2.  Changes in Securities                                     17

     Item 3.  Defaults Upon Senior Securities                           17

     Item 4.  Submission of Matters to a Vote of Security Holders       17

     Item 5.  Other Information                                         17

     Item 6.  Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                              18
Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                March 31, 1999 and December 31, 1998
                            (Unaudited, in thousands, except share data)

                                                                       Mar. 31,     Dec. 31,
                                                                         1999         1998
ASSETS
Cash and due from banks                                                 $15,952      $19,080
Federal funds sold                                                       12,750        6,500
Investments in debt and equity securities:
  Available-for-sale, at fair value                                     123,660      124,055
  Held-to-maturity, at cost (fair value of $70,798 and
         $65,581 at March 31, 1999 and December 31, 1998, respectively)  70,884       65,509
  Non-marketable equity securities                                        1,572        1,572
Mortgage loans held for sale                                              1,556       10,951
Loans, net of allowance for loan losses of $4,968 and
         $5,279 at March 31, 1999 and December 31, 1998,
         respectively                                                   300,956      287,306
Premises and equipment                                                   12,544       12,195
Accrued interest receivable                                               4,915        4,865
Other assets                                                              5,944        5,340
         Total assets                                                  $550,733     $537,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand, non-interest bearing                                       $57,872      $63,002
     Demand, interest bearing                                           166,464      157,052
     Savings                                                             18,221       17,748
     Time, $100 and over                                                 35,962       34,582
     Other time                                                         136,059      137,514
         Total deposits                                                 414,578      409,898
  Short-term borrowings                                                  58,178       49,963
  Long-term borrowings                                                    9,207       10,000
  Accrued interest payable                                                1,365        1,399
  Other liabilities                                                       5,982        5,406
         Total liabilities                                              489,310      476,666

Stockholders' equity:
   Preferred stock, no par value; 300,000 shares authorized                  -            -
   Common stock, $0.01 par value; 6,500,000 shares authorized;
     5,466,815 shares issued                                                 55           55
   Paid in capital                                                       28,956       28,953
   Retained earnings                                                     34,725       33,300
   Accumulated other comprehensive income                                   617        1,033
                                                                         64,353       63,341
   Less: treasury stock, at cost, 149,641 and 137,976 shares
     at March 31, 1999 and December 31, 1998, respectively               (2,930)      (2,634)

         Total stockholders' equity                                      61,423       60,707
         Total liabilities and stockholders' equity                    $550,733     $537,373

See accompanying notes to condensed consolidated financial statements.

Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                         BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         For the Three Months Ended March 31, 1999 and 1998
                            (Unaudited, in thousands, except share data)

Interest income:                                                          1999         1998
   Loans and fees on loans                                               $6,334       $6,920
   Investments in debt and equity securities
      Taxable                                                             2,387        2,319
      Tax-exempt                                                            203           85
   Federal funds sold and interest-bearing deposits                         256          212
         Total interest income                                            9,180        9,536

Interest expense:
   Demand, savings and other time deposits                                3,259        3,623
   Time deposits $100 and over                                              435          534
   Short-term borrowings                                                    594          555
   Long-term borrowings                                                     139          122
         Total interest expense                                           4,427        4,834

         Net interest income                                              4,753        4,702
Provision for loan losses                                                    90          165
         Net interest income after provision for loan losses              4,663        4,537

Non-interest income:
   Trust fees                                                               613          555
   Service charges on deposit accounts                                      146          155
   Security transactions, net                                                45           27
   Gain on sales of mortgage loans held-for-sale, net                       215          108
   Other                                                                    342          332
         Total non-interest income                                        1,361        1,177

Non-interest expense:
   Salaries and employee benefits                                         1,970        2,483
   Occupancy                                                                310          360
   Equipment                                                                234          217
   Data processing                                                          191          192
   Federal deposit insurance premiums                                        12           12
   Other                                                                    564          927
         Total non-interest expense                                       3,281        4,191

         Income before income taxes                                       2,743        1,523
Income taxes                                                                862          493
         Net income                                                      $1,881       $1,030

Other comprehensive income, net of tax:
   Unrealized gains on securities:
         Unrealized holding gains arising during period, net of tax of
              ($213) and $14, for March 31, 1999 and December 31, 1998,
              respectively                                                 (414)          28
         Less:  reclassification adjustment for gains included in net income, net of tax of ($1) and ($6), for March 31, 1999
              and December 31, 1998, respectively                            (2)         (15)
         Other comprehensive income, net of tax                            (416)          13
         Comprehensive income                                            $1,465       $1,043

Per share data:
   Basic earnings per share                                               $0.35        $0.19
   Weighted average shares of common stock outstanding                5,326,233    5,403,783

   Diluted earnings per share                                             $0.34        $0.19
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                         5,508,576    5,540,507

See accompanying notes to condensed consolidated financial statements.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                         BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Months Ending March 31, 1999 and 1998
                                     (Unaudited, in thousands)

Cash flows from operating activities:                                     1999         1998
   Net income                                                            $1,881       $1,030
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                         287          272
      Amortization of bond premiums, net                                    112           (6)
      Provision for loan losses                                              90          165
      Gain on security transactions                                         (45)         (27)
      Gain on sales of loans, net                                          (215)        (119)
      (Increase) decrease in accrued interest receivable                    (50)         380
      Decrease in accrued interest payable                                  (34)        (192)
      Increase in other assets                                             (195)        (749)
      Increase in other liabilities                                         791          912
      Stock appreciation rights                                               3           37
      Proceeds from sales of loans originated for sale                   23,409       11,938
      Loans originated for sale                                         (13,799)     (13,221)
                           Net cash provided by operating activities     12,235          420

Cash flows from investing activities:
   Net increase in loans                                                (14,150)        (924)
   Proceeds from maturities and calls of investments in debt securities:
      Held-to-maturity                                                   10,315        1,515
      Available-for-sale                                                 21,672       22,050
   Purchases of investments in debt and equity securities:
      Held-to-maturity                                                  (15,908)      (9,604)
      Available-for-sale                                                (22,811)     (20,617)
   Principal paydowns from mortgage-backed securities:
      Held-to-maturity                                                      248            0
      Available-for-sale                                                    807        3,442
   Purchases of premises and equipment                                     (635)         (64)
   Proceeds from sale of premises and equipment                               0        1,380
                           Net cash used in investing activities        (20,462)      (2,822)

Cash flows from financing activities:
         Net increase (decrease) in demand and savings deposits           4,755       (3,675)
         Net  increase in time deposits $100 and over                     1,380        2,155
         Net decrease in other time deposits                             (1,455)      (3,740)
         Net increase (decrease) in short-term borrowings                 8,215      (11,904)
         Net decrease in long-term borrowings                              (793)      (1,000)
         Cash dividends paid                                               (426)        (411)
         Treasury stock transactions, net                                  (327)          87
                           Net cash provided by (used in) financing
                               activities                                11,349      (18,488)
                           Net increase (decrease) in cash and cash
                               equivalents                                3,122      (20,890)
Cash and cash equivalents at beginning of year                           25,580       48,558
Cash and cash equivalents at end of year                                $28,702      $27,668

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                           $4,461       $5,026
      Income taxes                                                          328            0
   Disposal of equipment subject to valuation allowance                       0          304
   Change in unrealized gain (loss) on securities available-for-sale       (630)          22
   Change in deferred taxes attributable to unrealized gain (loss) on
     securities available-for-sale                                         (214)           8
   Real estate acquired through or in lieu of foreclosure                   410           26
   Dividends declared not paid                                              425          412

See accompanying notes to condensed consolidated financial statements.

Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

               BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

   In the opinion of management, the condensed consolidated financial statements of BankIllinois Financial Corporation (the "Company") and its subsidiary, BankIllinois, as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999.

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

NOTE 2.  GAINS ON SECURITIES TRANSACTIONS

   Gains on security transactions include proceeds from sales, calls and maturities of available-for-sale securities as well as calls and maturities of held-to-maturity securities. Gross gains and losses are as follows:


                         Mar. 31, 1999       Mar. 31, 1998
Available-for-sale             $3                  $22
Held-to-maturity               42                    5
                              $45                  $27


Page 6
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
      NOTE 3.  NEW ACCOUNTING RULES AND REGULATIONS

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

     In October 1998, the Statement on Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued, which is effective for the first quarter beginning after December 15, 1998. The Statement changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans which were held for sale. The Company does not securitize mortgages; therefore, the Statement had no effect on its financial statements.

     In February 1999, the Statement on Financial Accounting Standards No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," was issued. The new Statement rescinds Statement 75, which deferred indefinitely the effective date of the FASB Statement on pension plan accounting by state and local governments, and offers a number of other technical corrections of FASB standards. FASB Statement No. 25, "Financial Reporting for Defined Benefit Pension Plans and Note Disclosures for Defined Contribution Plans," was issued November 1994, and establishes financial reporting standards for defined benefit pension plans and for the notes to the financial statements of defined contribution plans of state and local governmental entities. Statement 75 is, therefore, no longer needed. The Statement is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company is not a governmental entity; therefore the Statement will have no effect on its financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

ASSETS AND LIABILITIES

   Total assets increased $13,360,000, or 2.5%, from $537,373,000 at
December 31, 1998 to $550,733,000 at March 31, 1999. There were increases in loans, federal funds sold, securities held-to-maturity, other assets, and premises and equipment. These increases were offset somewhat by decreases in mortgage loans held-for-sale, cash and due from banks, and securities available-for-sale.

   Loans increased $13,650,000, or 4.8%, from December 31, 1998 to March
31, 1999. Included in this change was an increase of $14,459,000, or 16.7%, in commercial real estate loans and an increase of $2,891,000, or 6.1%, in consumer loans. These increases were somewhat offset by a decrease of $2,498,000, or 5.4%, in residential real estate loans and a slight decrease in commercial loans of $1,513,000, or 1.4%. The loan increase from December 31, 1998 was mainly due to increased funding in the commercial real estate area.

Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Federal funds sold increased $6,250,000, or 96.2%, at March 31, 1999 compared to December 31, 1998. This increase was a result of more funds available for investing as a result of higher deposits and short-term borrowings at March 31, 1999 compared to December 31, 1998.

   Investments in securities held-to-maturity increased $5,375,000, or 8.2%, at March 31, 1999 compared to December 31, 1998. Investments in securities available-for-sale decreased $395,000, or 0.3%, at March 31, 1999 compared to December 31, 1998. The net increase in investments in debt and equity securities was a result of more funds available for investing at March 31, 1999 compared to December 31, 1998.

   Other assets increased $604,000, or 11.3%, from December 31, 1998 to March 31, 1999. This was due to the repossession of real estate with a book value of $410,000. Subsequent to March 31, 1999, this property was sold on contract. In addition, there was an increase of $214,000 in deferred taxes caused by the decrease in unrealized gains on securities available-for-sale from December 31, 1998 to March 31, 1999. These increases were offset by a decrease of $187,000 due to the sale during the first quarter of 1999 of a portion of property that had been acquired in the first quarter of 1998 as part of the agreement to sell a building and parking lot. The remainder of this property was sold in the second quarter of 1999.

   Premises and equipment increased $349,000, or 2.9%, from December 31, 1998 to March 31, 1999. This increase was primarily due to the purchase in the first quarter of 1999 of a parking lot located at the main bank facility with a book value of $266,000.

   Mortgage loans held-for-sale decreased $9,395,000 or 85.8%, from December 31, 1998 to March 31, 1999. The decrease was due to lower demand in the mortgage loan area at March 31, 1999 than at December 31, 1998 when low interest rates led to increased refinancing as well as origination of new mortgage loans.

   The decrease in cash and due from banks of $3,128,000, or 16.4%, at March 31, 1999 compared to December 31, 1998 was attributable to a smaller dollar amount of deposit items in process of collection at March 31, 1999 compared to December 31, 1998.

   Total liabilities increased $12,644,000, or 2.7%, from $476,666,000 at December 31, 1998 to $489,310,000 at March 31, 1999. Increases in short-term borrowings, deposits, and other liabilities, offset somewhat by a decrease in long-term borrowings, resulted in the increase in liabilities.

   Short-term borrowings increased $8,215,000, or 16.4%, from $49,963,000 at December 31, 1998 to $58,178,000 at March 31, 1999. Included in this change were increases in daily repurchase agreements of $8,190,000 and federal funds purchased of $25,000.

   Total deposits increased $4,680,000, or 1.1%, from $409,898,000 at December 31, 1998 to $414,578,000 at March 31, 1999. The increase included a $9,412,000, or 6.0%, increase in interest bearing demand deposits, a $1,380,000, or 4.0%, increase in time deposits $100,000 and over, and a $473,000, or 2.7%, increase in savings deposits. These increases were somewhat offset by a decrease of $5,130,000, or 8.1%, in non-interest bearing demand deposits and a decrease in other time deposits of $1,455,000, or 1.1%.

   Other liabilities increased $576,000, or 10.7%, from $5,406,000 at December 31, 1998 to $5,982,000 at March 31, 1999. This change was primarily due to a $560,000 increase in federal income taxes payable because the first installment will be paid during the second quarter of 1999.

   Long-term borrowings decreased $793,000, or 7.9%, from $10,000,000 at December 31, 1998 to $9,207,000 at March 31, 1998. The decrease was mainly the result of a $1,000,000 Federal Home Loan Bank advance maturing
Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
       during the first quarter of 1999.  Somewhat offsetting this was a
$207,000 increase in other long-term borrowings due to the contract purchase of a parking lot at the main bank facility.


CAPITAL

   Total stockholders' equity increased $716,000 from December 31, 1998 to March 31, 1999. The change is summarized as follows:


                                                 (IN THOUSANDS)
Stockholders' equity, December 31, 1997              $60,707
Net income                                             1,881
Treasury stock transactions, net                        (327)
Stock appreciation rights                                  3
Cash dividends declared                                 (425)
Other comprehensive income                              (416)
Stockholders' equity, March 31, 1998                 $61,423

     On March 16, 1999, the Board of Directors of the Company declared a cash dividend of $0.08 per share of the Company's common stock. The dividend of $425,000 was paid on April 16, 1999 to holders of record on April 5, 1999.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

     As of March 31, 1999, the most recent notification from its primary regulatory agency categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                        To be well
                                                                                     capitalized under
                                                                  For capital        prompt corrective
                                               Actual          adequacy purposes:    action provisions:
                                        Amount       Ratio     Amount      Ratio     Amount       Ratio
As of March 31, 1999:
   Total capital
      (to risk-weighted assets)
     Consolidated                      $65,247       18.6%     $28,077      8.0%        N/A
     BankIllinois                      $58,932       17.0%     $27,739      8.0%    $34,674       10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                      $60,796       17.3%     $14,039      4.0%        N/A
     BankIllinois                      $54,563       15.7%     $13,870      4.0%    $20,805        6.0%
   Tier I capital
      (to average assets)
     Consolidated                      $60,796       11.2%     $21,683      4.0%        N/A
     BankIllinois                      $54,563       10.1%     $21,555      4.0%    $26,944        5.0%

INTEREST RATE SENSITIVITY

     The concept of interest sensitivity attempts to gauge exposure of BankIllinois' net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of BankIllinois to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. BankIllinois must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. BankIllinois monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods as well as financial forecasting/budgeting/reporting software packages.

Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The following table presents the Company's interest rate sensitivity at various intervals at March 31, 1999:

RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES (dollars in thousands)

                                             1-30     31-90    91-180   181-365      Over
                                             Days      Days      Days      Days    1-year     Total
Interest earning assets:
   Federal funds sold                    $12,750       --        --        --        --     $12,750
   Debt and equity securities<F1>          8,463    15,358    12,041    19,581   140,673    196,116
   Loans <F2>                             67,782    14,796    15,397    49,457   160,048    307,480
    Total interest earning assets         88,995    30,154    27,438    69,038   300,721    516,346
Interest bearing liabilities:
   Savings and interest-bearing
     demand deposits<F3>                 $10,642     2,916     4,557     9,114    34,341    $61,570
   Money market savings deposits         123,115       --        --        --        --     123,115
   Time deposits                          16,220    21,541    23,932    39,843    70,485    172,021
   Short-term borrowings                  52,978       --      3,000     2,000       200     58,178
   Long-term borrowings                      --        --      1,000     1,023     7,184      9,207
    Total interest bearing liabilities   202,955    24,457    32,489    51,980   112,210    424,091
Net asset (liability) funding gap      ($113,960)    5,697    (5,051)   17,058   188,511    $92,255
Interest earning assets as a percentage
  of interest bearing liabilities           0.44      1.23      0.84      1.33      2.68       1.22
Cumulative interest earning assets as
  a percentage of interest bearing
  liabilities                               0.44      0.52      0.56      0.69      1.22       1.22

<F1> Debt and equity securities include securities available-for-sale, securities held to maturity, and non-marketable equity securities.
<F2> Loans are gross and include mortgage loans held-for-sale.
<F3> Included in the 1-30 day category of savings and interest-bearing demand deposits is non-core deposits plus a percentage, based upon industry-accepted assumptions, of the core deposits. "Core deposits" are the lowest average balance of the prior twelve months for each product type included in this category. "Non-core deposits" are the difference between the current balance and core deposits. The time frames include a percentage, based upon industry-accepted assumptions, of the core deposits, as follows:

                          1-30   31-90   91-180    181-365     Over
                          Days    Days    Days      Days      1 Year
     Savings and
     interest-bearing
     demand deposits      2.7%    5.3%    8.3%      16.7%      67.0%

   At March 31, 1999, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,140,000 in the 1-30 days category and $1,083,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.
Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis and an additional $8,489,000 from the Federal Home Loan Bank on a secured basis.

   The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. Investments in debt and equity securities are analyzed by performing duration calculations to determine price volatility for interest rate shifts of plus or minus 300 basis points. Call criteria and prepayment assumptions are taken into consideration. All other financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime, Treasury Bills, or the federal funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The current market value of loans is computed by discounting cash flows at market rates as the discount rate. Categories of cash, federal funds, demand deposits, accrued receivables and payables, and other assets and other liabilities are priced at book value regardless of the interest rate shock. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 300 basis points in 100 basis point increments.

   The market value volatility (risk) is a function of term. The longer the term, the greater the volatility (risk). Balances with very short terms, loans linked to prime or savings, have little market value risk, while long-term balances e.g., mortgages have much greater market value risk. Having short-term deposits and longer term assets results in a negative slope in the change in market value i.e., decreasing market value as rates rise. The steeper this slope, the greater the risk. Risk can be decreased by shortening the mismatch between assets and liabilities.

   The following table shows hypothetical results based on these shock levels:

MARKET VALUE OF PORTFOLIO
(dollars in millions)

                                     March 31, 1999                   December 31, 1998
                                         Market                            Market
                                       Value of Percent                   Value of Percent
Change in interest rates         Equity  Change Change             Equity  Change  Change
300 basis point rise               $38   ($24)  (39%)               $39   ($22)    (36%)
200 basis point rise                46    (16)  (26%)                46    (15)    (25%)
100 basis point rise                54     (8)  (13%)                54     (7)    (11%)
Base scenario                       62      0     0%                 61      0       0%
100 basis point decline             70      8    13%                 70      9      15%
200 basis point decline             78     16    26%                 77     16      26%
300 basis point decline             87     25    40%                 86     25      41%

        The foregoing computations are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit mix. The computed estimates should not be relied upon as a projection of actual results. Despite the limitations on preciseness inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Bank's current mix of interest earning assets and interest bearing liabilities. Management continues to use the results of these computations, along with the results of its computer model projections, in order to maximize current earnings while positioning BankIllinois to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Liquidity and Cash Flows

   The Company was able to meet liquidity needs during the first three months of 1999. A review of the condensed consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents increased $3,122,000 from December 31, 1998 to March 31, 1999. This increase came from net cash provided by operating and financing activities offset by net cash used in investing activities.

    There were differences in sources and uses of cash during the first quarter of 1999 compared to the first quarter of 1998. More cash was provided from operating activities in the first three months of 1999 mostly due to more proceeds from sales of loans originated for sale. There were substantially more loans in the process of funding at December 31, 1998 compared to December 31, 1997, thus causing the higher proceeds in the first quarter of 1999. More cash was also provided from financing activities in the first quarter of 1999 compared to the same period in 1998 in which cash was used in financing activities. This was primarily due to an increase in short-term borrowings as well as an increase in demand and savings deposits compared to the first quarter of 1998 when both of these areas reflected decreases. More cash was used in the area of investing activities in the first quarter of 1999. This was primarily due to funding a higher dollar amount of loans in the first quarter of 1999 due to increased loan demand. Paydowns on securities, which are reflective of the current interest rate environment, were also lower in the first quarter of 1999 compared to the first quarter of 1998. The net of purchases and proceeds on debt and equity securities during the first three months of 1999 was comparable to the same period of 1998.


Provision and Allowance for Loan Losses

   The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, assessment of Year 2000 credit risk, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $4,968,000 at March 31, 1999 compared to $5,279,000 at December 31, 1998, as net charge-offs of $401,000 exceeded provisions of $90,000 during the three month period. The allowance for loan losses as a percentage of total loans fell to 1.62% at March 31, 1999, compared to 1.74% at December 31, 1998 as gross loans, including loans held-for-sale, increased from $304,000,000 to $307,000,000. Net charge-offs of $401,000 during the first quarter of 1999 stemmed primarily from the resolution of a commercial credit which had been identified by management as a sensitive asset since 1995.

   The allowance for loan losses as a percentage of nonperforming loans rose to 1,616% at March 31, 1999, compared to 343% at December 31, 1998.
This increase was primarily due to a $1,233,000 reduction in non-performing loans. $838,000 of the reduction was due to the resolution of a nonaccrual loan, of which $428,000 was charged off and $410,000 was transferred to other real estate. The real estate was sold on contract subsequent to March 31, 1999. The remainder of the reduction in nonperforming loans was a decrease in loans over 90 days past due and still accruing. Management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio.


                             Results of Operations

Results of Operations For the Three Months Ended March 31, 1999

   Net income for the first three months of 1999 was $1,881,000, an
$851,000, or 82.6%, increase from $1,030,000 during the first three months of 1998. Basic earnings per share increased $0.16, or 84.2%, to $0.35 in the first three months of 1999 from $0.19 in the same period of 1998. Diluted earnings per share increased $0.15, or 78.9%, to $0.34 in the first three months of 1999 from $0.19 in the same period of 1998.
Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Operating earnings for the quarter ended March 31, 1999, were $1,881,000 compared to $1,512,000 for the same period in 1998, an increase of $369,000, or 24.4%. Basic earnings per share on operating earnings increased $0.07, or 25.0%, to $0.35 in the first three months of 1999 from $0.28 during the first three months of 1998. Diluted earnings per share on operating earnings increased $0.07, or 25.9%, to $0.34 in the first three months of 1999 from $0.27 in the same period of 1998. Net income for the first quarter of 1999 and 1998 was $1,881,000 and $1,030,000, respectively. The difference between operating and net earnings was due to non-recurring items affecting the first quarter of 1998. The non-recurring expense items, net of tax, in the first quarter of 1998 were $482,000. Included in these items was $317,000 related to organizational changes implemented to improve efficiency, including expenses related to the merger of BankIllinois Trust Company into BankIllinois. Also included was $165,000 of expense related to a loss on disposal of property.

   Net interest income was $51,000, or 1.1% higher for the first three months of 1999 compared to 1998. Total interest income was $356,000, or 3.7% lower in 1999 compared to 1998, and interest expense decreased $407,000, or 8.4%. The decrease in interest income was primarily due to lower interest rates offset somewhat by an increase in average earning assets. The decrease in interest expense was primarily due to lower interest rates.

   The decrease in total interest income included a decrease of $586,000, or 8.5%, on loan interest income. This decrease was primarily due to the decrease in average loans outstanding as well as lower interest rates during the first quarter of 1999 compared to the first quarter of 1998. Somewhat offsetting this decrease was an increase of $118,000, or 138.8%, on tax-exempt investments in debt and equity securities. This increase was mainly attributable to an increase in tax-exempt investments offset partially by a decrease in interest rates during the first quarter of 1999 compared to the first quarter of 1998.

   The provision for loan losses recorded was $90,000 during the first three months of 1999. This was $75,000, or 45.5%, lower than the $165,000 recorded during the first three months of 1998. The provision during the first three months of 1999 was based on management's analysis of the loan portfolio.

   Total non-interest income increased $184,000, or 15.6%, during the first three months of 1999 compared to the first three months of 1998. Included in this increase was a $107,000, or 99.1% increase in gains on sales of mortgage loans held-for-sale. This increase reflected an $11,256,000, or 94.3%, increase in mortgage loans held-for-sale which were sold during the first quarter of 1999 compared to the first quarter of 1998. There was also an increase of $58,000, or 10.5%, in trust fees which was due to both an increase in the number of accounts as well as an increase in the market value of the portfolio under management. Also contributing to the increase in non-interest income was an $18,000, or 66.7%, increase in security transactions. This increase was a result of the Company amortizing discounts on securities to their maturity date. Due to decreasing interest rates, several securities were called prior to maturity date during the first quarter of 1999 which resulted in a gain being recognized.

   Total non-interest expense decreased $910,000, or 21.7%, during the first three months of 1999 compared to the first three months of 1998. Included in the decrease was a decrease in salaries and employee benefits of $513,000, or 20.7%. Of this decrease, $472,000 was due to organizational changes implemented during the first quarter of 1998 to improve efficiency, including the merger of BankIllinois Trust Company into BankIllinois. Other expenses decreased $363,000, or 39.2%. Included in this decrease was a loss on disposal of property of $248,000 in 1998 compared to none in 1999. Net occupancy expense decreased $50,000, or 13.9%, during the first three months of 1999 compared to the same period in 1998. Included in occupancy expense in 1999 was rental income on the Executive Center, which was net of maintenance and depreciation expenses. This property was moved to premises and equipment from other assets on December 31, 1998. Also affecting the decrease in occupancy expense was the sale of a vacant building and the adjacent parking lot in March 1998.

   Income tax expense increased $369,000, or 74.8%, during the first quarter of 1999 compared to the first quarter of 1998, due to higher income in 1999 resulting in more taxable income. The Company's effective tax rate was comparable for both periods.

Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Year 2000

   The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by earlier programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable during the industry's dependence on electronic data processing systems.
   In December 1996, the Company developed its Year 2000 Project Plan, following the guidelines established by the FFIEC. An integral part of the plan was to establish a Year 2000 Committee comprised of representatives from key areas throughout the organization. The Committee's mission is to identify issues related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue. The Company relies on software purchased from third-party vendors rather than internally-generated software. The Company is currently in the process of upgrading systems and testing to validate Year 2000 compliance. Testing is being done on a test server which emulates the current network and systems of the Company. As of March 31, 1999, testing was 85% complete and the Company had renovated and tested all but one of the mission critical systems. The remaining mission critical system, the item capture system, is scheduled to be upgraded to a Year 2000 compliant system with imaging capabilities by late summer, a timeframe determined by vendor availability. The Company is currently operating on the Year 2000 compliant releases for core systems supported by its third party data processor.

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

   Management anticipates that the total additional out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $230,000. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, fees to outside consulting firms, and certain administrative expenditures, has been provided for in the Company's Year 2000 budget. Although management feels confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be
Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
       made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   See pages 10 through 12.
Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
      PART II.  OTHER INFORMATION

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



BANKILLINOIS FINANCIAL CORPORATION



Date:   May 4, 1999



By: /s/ David B. White
    Executive Vice President
    and Chief Financial Officer