Form 10-Q
period 1999-06-30
BANKILLINOIS FINANCIAL CORP
filed 1999-08-06
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999

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

   YES   X     NO

Indicate the number of shares outstanding of the registrant's common stock, as of August 3, 1999:
   BankIllinois Financial Corporation Common Stock         5,546,055

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                               Table of Contents

                                                                    PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                     3

     Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations            8

     Item 3.  Quantitative and Qualitative Disclosures                20
                        About Market Risk


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                       21

     Item 2.  Changes in Securities                                   21

     Item 3.  Defaults Upon Senior Securities                         21

     Item 4.  Submission of Matters to a Vote of Security Holders     21

     Item 5.  Other Information                                       21

     Item 6.  Exhibits and Reports on Form 8-K                        22

SIGNATURES                                                            23

Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                                           BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
                                                 Condensed Consolidated Balance Sheets
                                                  June 30, 1999 and December 31, 1998
                                             (Unaudited, in thousands, except share data)

                                                                                        June 30,      Dec. 31,
                                                                                          1999          1998
ASSETS
Cash and due from banks                                                              $    15,807  $     19,080
Federal funds sold                                                                           600         6,500
Investments in debt and equity securities:
  Available-for-sale, at fair value                                                      107,016       124,055
  Held-to-maturity, at cost (fair value of $72,046 and
         $65,581 at June 30, 1999 and December 31, 1998, respectively)                    73,535        65,509
  Non-marketable equity securities                                                         1,613         1,572
Mortgage loans held for sale                                                               1,602        10,951
Loans, net of allowance for loan losses of $5,012 and
         $5,279 at June 30, 1999 and December 31, 1998,
         respectively                                                                    317,248       287,306
Premises and equipment                                                                    12,478        12,195
Accrued interest receivable                                                                4,523         4,865
Other assets                                                                               6,051         5,340
         Total assets                                                                $   540,473  $    537,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand, non-interest bearing                                                    $    55,565  $     63,002
     Demand, interest bearing                                                            149,539       157,052
     Savings                                                                              17,731        17,748
     Time, $100 and over                                                                  37,896        34,582
     Other time                                                                          133,246       137,514
         Total deposits                                                                  393,977       409,898
  Federal funds purchased and securities sold under
              repurchase agreements                                                       68,964        49,963
  Federal Home Loan Bank advances and
              other borrowings                                                             9,207        10,000
  Accrued interest payable                                                                 1,369         1,399
  Other liabilities                                                                        5,544         5,406
         Total liabilities                                                               479,061       476,666

Stockholders' equity:
   Preferred stock, no par value;  300,000 shares authorized                                    -             -
   Common stock, $0.01 par value; 6,500,000 shares authorized;
     5,739,965 shares issued                                                                  57            57
   Paid in capital                                                                        35,396        35,374
   Retained earnings                                                                      29,760        26,877
   Accumulated other comprehensive income                                                    (38)        1,033
                                                                                          65,175        63,341
   Less: treasury stock, at cost, 193,910 and 144,875 shares
     at June 30, 1999 and December 31, 1998, respectively                                 (3,763)       (2,634)

         Total stockholders' equity                                                       61,412        60,707
         Total liabilities and stockholders' equity                                  $   540,473  $    537,373

See accompanying notes to condensed consolidated financial statements.
Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                     BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
                                              Condensed Consolidated Statements of Income
                                            For the Six Months Ended June 30, 1999 and 1998
                                             (Unaudited, in thousands, except share data)

Interest income:                                                                           1999          1998
   Loans and fees on loans                                                           $    13,085    $   13,966
   Investments in debt and equity securities
      Taxable                                                                              4,812         4,575
      Tax-exempt                                                                             414           203
   Federal funds sold and interest-bearing deposits                                          312           366
         Total interest income                                                            18,623        19,110

Interest expense:
   Demand, savings, and other time deposits                                                6,461         7,136
   Time deposits $100 and over                                                               907         1,124
   Federal funds purchased and securities sold under repurchase agreements                 1,363         1,146
   Federal Home Loan Bank advances and other borrowings                                      277           239
         Total interest expense                                                            9,008         9,645

         Net interest income                                                               9,615         9,465
Provision for loan losses                                                                    180           255
         Net interest income after provision for loan losses                               9,435         9,210

Non-interest income:
   Trust fees                                                                              1,220         1,102
   Service charges on deposit accounts                                                       304           303
   Security transactions, net                                                                 46            35
   Gain on sales of mortgage loans held-for-sale, net                                        289           254
   Other                                                                                     858           671
         Total non-interest income                                                         2,717         2,365

Non-interest expense:
   Salaries and employee benefits                                                          3,917         4,429
   Occupancy                                                                                 602           703
   Equipment                                                                                 476           448
   Data processing                                                                           378           374
   Federal deposit insurance premiums                                                         24            25
   Other                                                                                   1,265         1,732
         Total non-interest expense                                                        6,662         7,711

         Income before income taxes                                                        5,490         3,864
Income taxes                                                                               1,734         1,257
         Net income                                                                  $     3,756    $    2,607

Other comprehensive income, before tax:
   Unrealized gains on securities:
         Unrealized holding gains arising during period, net of tax of
                ($550) and $67, for June 30, 1999 and 1998, respectively                  (1,068)          131
         Less:  reclassification adjustment for gains included in net income, net of
                 tax of ($1) and ($10), for June 30, 1999 and 1998, respectively              (3)          (20)
         Other comprehensive income, net of tax                                           (1,071)          111

         Comprehensive income                                                        $     2,685    $    2,718

Per share data:
   Basic earnings per share                                                          $      0.67    $     0.46
   Weighted average shares of common stock outstanding                                 5,574,180     5,674,350

   Diluted earnings per share                                                        $      0.65    $     0.45
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                                          5,774,750     5,851,341

See accompanying notes to condensed consolidated financial statements.
Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                          BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                                              Condensed Consolidated Statements of Income
                                           For the Three Months Ended June 30, 1999 and 1998
                                             (Unaudited, in thousands, except share data)

Interest income:                                                                           1999          1998
   Loans and fees on loans                                                           $     6,751    $    7,046
   Investments in debt and equity securities
      Taxable                                                                              2,425         2,256
      Tax-exempt                                                                             211           118
   Federal funds sold and interest-bearing deposits                                           56           154
         Total interest income                                                             9,443         9,574

Interest expense:
   Demand, savings, and other time deposits                                                3,202         3,513
   Time deposits $100 and over                                                               472           590
   Federal funds purchased and securities sold under repurchase agreements                   769           591
   Federal Home Loan Bank advances and other borrowings                                      138           117
         Total interest expense                                                            4,581         4,811

         Net interest income                                                               4,862         4,763
Provision for loan losses                                                                     90            90
         Net interest income after provision for loan losses                               4,772         4,673

Non-interest income:
   Trust fees                                                                                607           547
   Service charges on deposit accounts                                                       158           148
   Gain on sales of mortgage loans held-for-sale, net                                         74           146
   Security transactions, net                                                                  1             8
   Other                                                                                     516           339
         Total non-interest income                                                         1,356         1,188

Non-interest expenses:
   Salaries and employee benefits                                                          1,947         1,946
   Occupancy                                                                                 292           343
   Equipment                                                                                 242           231
   Data processing                                                                           187           182
   Federal deposit insurance premiums                                                         12            13
   Other                                                                                     701           805
         Total non-interest expenses                                                       3,381         3,520

         Income before income taxes                                                        2,747         2,341
Income taxes                                                                                 872           764
         Net income                                                                  $     1,875    $    1,577

Other comprehensive income, before tax:
   Unrealized gains on securities:
         Unrealized holding gains arising during period, net of tax of
                ($337) and $53, for June 30, 1999 and 1998, respectively                    (654)          103
         Less:  reclassification adjustment for gains included in net income, net of
                 tax of $0 and ($4), for June 30, 1999 and 1998, respectively                 (1)           (5)
         Other comprehensive income, net of tax                                             (655)           98
         Comprehensive income                                                        $     1,220    $    1,675

Per share data:
   Basic earnings per share                                                          $      0.34    $     0.28
   Weighted average shares of common stock outstanding                                 5,555,857     5,677,461

   Diluted earnings per share                                                        $      0.33    $     0.27
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                                          5,755,623     5,841,619

See accompanying notes to condensed consolidated financial statements.
Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                     BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
                                            Condensed Consolidated Statements of Cash Flows
                                           For the Six Months Ending June 30, 1999 and 1998
                                                       (Unaudited, in thousands)

Cash flows from operating activities:                                                      1999          1998
   Net income                                                                        $     3,756    $    2,607
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                                          589           532
      Amortization of bond premiums, net                                                     220             -
      Provision for loan losses                                                              180           255
      Gain on security transactions                                                          (46)          (35)
      Gain on sales of loans, net                                                           (289)         (254)
      Decrease (increase) in accrued interest receivable                                     342           (74)
      Decrease in accrued interest payable                                                   (30)         (304)
      Increase in other assets                                                              (302)         (545)
      Increase in other liabilities                                                          672           505
      Stock appreciation rights                                                               26            63
      Proceeds from sales of loans originated for sale                                    33,438        27,922
      Loans originated for sale                                                          (23,800)      (31,041)
                           Net cash provided by (used in) operating activities            14,756          (369)

Cash flows from investing activities:
      Net (increase) decrease in loans                                                   (30,532)          677
      Proceeds from maturities and calls of investments in debt securities:
        Held-to-maturity                                                                  12,900         2,065
        Available-for-sale                                                                39,708        32,350
      Purchases of investments in debt and equity securities:
        Held-to-maturity                                                                 (21,608)      (11,403)
        Available-for-sale                                                               (25,885)      (35,906)
        Non-Marketable                                                                       (41)          (70)
      Principal paydowns from mortgage-backed securities:
        Held-to-maturity                                                                     701             -
        Available-for-sale                                                                 1,401         7,685
      Purchases of premises and equipment                                                   (871)         (404)
      Proceeds from sale of premises and equipment                                             -         1,380
                           Net cash used in investing activities                         (24,227)       (3,626)

Cash flows from financing activities:
      Net decrease in demand and savings deposits                                        (14,967)       (2,216)
      Net increase (decrease) in time deposits $100 and over                               3,314        (2,618)
      Net decrease in other time deposits                                                 (4,268)       (9,803)
      Net increase (decrease) in federal funds purchased and
                securities sold under repurchase agreements                               19,001        (1,753)
      Net decrease in Federal Home Loan Bank advances                                       (793)       (1,000)
      Cash dividends paid                                                                   (852)         (824)
      Treasury stock transactions, net                                                    (1,132)         (237)
      Fractional shares purchased following stock dividend                                    (5)           (4)
                           Net cash provided by (used in) financing activities               298       (18,455)
                           Net decrease in cash and cash equivalents                      (9,173)      (22,450)
Cash and cash equivalents at beginning of year                                            25,580        48,558
Cash and cash equivalents at end of period                                           $    16,407    $   26,108

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
        Interest                                                                     $     9,038    $    9,950
        Income taxes                                                                       1,978           984
      Disposal of equipment subject to valuation allowance                                     -           304
      Change in unrealized gain (loss) on securities available-for-sale                   (1,622)          168
      Change in deferred taxes attributable to unrealized gain (loss) on
        securities available-for-sale                                                       (551)           57
      Real estate acquired through or in lieu of foreclosure                                 410            26
      Dividends declared not paid                                                            444           432

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

     In the opinion of management, the condensed consolidated financial statements of BankIllinois Financial Corporation (the "Company") and its subsidiary, BankIllinois, as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

     Results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999.

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Note 2.  Gains on Security Transactions

     Gains on security transactions include proceeds from sales, calls and maturities of available-for-sale securities as well as calls and maturities of held-to-maturity securities. Gross gains and losses are as follows:

                            Six Months Ended                               Three Months Ended
                             June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
Available-for-sale                $4                $30                  $1               $8
Held-to-maturity                  42                  5                   -                -
                                 $46                $35                  $1               $8

Note 2.  Stock Dividend

     At its regular board meeting on May 18, 1999, the Board of Directors of the Company declared a one-for-twenty, or five percent, common stock dividend. The record date of the stock dividend was May 24, 1999, and the distribution date was June 4, 1999. The accompanying unaudited condensed consolidated financial statements have been restated to take the stock dividend into account.

Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Note 3.  New Accounting Rules and Regulations

     In June 1998, the Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which is required to be adopted in years beginning after June 15, 1999.
The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position. In July 1999 the Statement on Financial Accounting Standards No. 137 was issued. This Statement delayed the implementation of Statement No. 133 until fiscal years beginning after June 15, 2000.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Financial Condition

Assets and Liabilities

     Total assets increased $3,100,000, or 0.6%, from $537,373,000 at December 31, 1998 to $540,473,000 at June 30, 1999. There were increases in loans, securities held-to-maturity, other assets, and premises and equipment. These increases were offset somewhat by decreases in securities available-for-sale, mortgage loans held-for-sale, federal funds sold, cash and due from banks, and accrued interest receivable.

     Loans increased $29,942,000, or 10.4%, from December 31, 1998 to June 30, 1999. Included in this change was an increase of $20,137,000, or 23.3%, in commercial real estate loans and an increase of $19,895,000, or 42.0%, in consumer loans. These increases were somewhat offset by a decrease of $6,444,000, or 5.7%, in commercial loans and a decrease in residential real estate loans of $3,911,000, or 8.4%. The loan increase from December 31, 1998 was mainly due to increased funding in the commercial real estate area as well as increased demand in the indirect market resulting in higher consumer loans.

     Other assets increased $711,000, or 13.3%, from December 31, 1998 to June 30, 1999. Contributing to the change was an increase of $551,000 in deferred taxes caused by the decrease in unrealized gains on securities available-for-sale from December 31, 1998 to June 30, 1999.

     Premises and equipment increased $283,000, or 2.3%, from December 31, 1998 to June 30, 1999. This increase was primarily due to the purchase in the first quarter of 1999 of a parking lot located at the main bank facility with a book value of $266,000.

Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     Investments in securities available-for-sale decreased $17,039,000 or 13.7%, at June 30, 1999 compared to December 31, 1998. Investments in securities held-to-maturity increased $8,026,000, or 12.3%, at June 30, 1999 compared to December 31, 1998. The net decrease in investments in debt and equity securities was a result of shifting assets to fund loan growth.

     Mortgage loans held-for-sale decreased $9,349,000 or 85.4%, from December 31, 1998 to June 30, 1999. The decrease was due to lower demand in the mortgage loan area at June 30, 1999 than at December 31, 1998 when low interest rates led to increased refinancing as well as origination of new mortgage loans.

     Federal funds sold decreased $5,900,000, or 90.8%, at June 30, 1999 compared to December 31, 1998. This decrease was a result of excess federal funds sold also being used to fund the increase in loans.

     The decrease in cash and due from banks of $3,273,000, or 17.2%, at June 30, 1999 compared to December 31, 1998 was attributable to a smaller dollar amount of deposit items in process of collection at June 30, 1999 compared to December 31, 1998.

     Total liabilities increased $2,395,000, or 0.5%, from $476,666,000 at December 31, 1998 to $479,061,000 at June 30, 1999. Increases in federal funds purchased and securities sold under repurchase agreements were offset somewhat by a decrease in deposits as well as Federal Home Loan Bank advances and other borrowings.

     Federal funds purchased and securities sold under repurchase agreements increased $19,001,000, or 38.0%, from $49,963,000 at December 31, 1998 to $68,964,000 at June 30, 1999. Included in this change were increases in federal funds purchased of $14,675,000 and term repurchase agreements of $5,000,000, offset by a decrease in daily repurchase agreements of $674,000. The net increase was used to fund loan growth.

     Total deposits decreased $15,921,000, or 3.9%, from $409,898,000 at December 31, 1998 to $393,977,000 at June 30, 1999. The decrease included a $7,513,000, or 4.8%, decrease in interest bearing demand deposits, a $7,437,000, or 11.8%, decrease in non-interest bearing demand deposits, a $4,268,000, or 3.1% decrease in other time deposits, and a $17,000, or 0.1% decrease in savings deposits. These decreases were somewhat offset by a $3,314,000, or 9.6% increase in time deposits $100,000 and over.

     Federal Home Loan Bank advances and other borrowings decreased $793,000, or 7.9%, from $10,000,000 at December 31, 1998 to $9,207,000 at
June 30, 1999. The decrease was mainly the result of a $1,000,000 Federal Home Loan Bank advance maturing during the first quarter of 1999. Somewhat offsetting this was a $207,000 increase in other borrowings due to the contract purchase of a parking lot at the main bank facility.


Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Capital

     Total stockholders' equity increased $705,000 from December 31, 1998 to June 30, 1999. The change is summarized as follows:

                                                        (in thousands)
Stockholders' equity, December 31, 1998                       $60,707
Net income                                                      3,756
Treasury stock transactions, net                               (1,132)
Stock appreciation rights                                          26
Purchase of fractional shares related to stock dividend            (5)
Cash dividends declared                                          (869)
Other comprehensive income                                     (1,071)
Stockholders' equity, June 30, 1999                           $61,412

     The Company declared a cash dividend of $0.08 per share, or $444,000, payable on July 16, 1999 to holders of record on July 6, 1999. A first quarter cash dividend of $0.08 per share, or $425,000, was paid April 16, 1999.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Company and BankIllinois exceed all capital adequacy requirements to which they are subject.

     As of June 30, 1999, the most recent notification from its primary regulatory agency categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table (in thousands):


                                                                                   To be well
                                                                                capitalized under
                                                           For capital          prompt corrective
                                        Actual         adequacy purposes:      action provisions:
                                    Amount    Ratio     Amount    Ratio Amount    Ratio
As of June 30, 1999:
   Total capital
      (to risk-weighted assets)
     Consolidated                   $66,142   18.2%      $29,021    8.0%          N/A
     BankIllinois                   $59,001   16.5%      $28,662    8.0%        $35,827    10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                   $61,441   16.9%      $14,511    4.0%          N/A
     BankIllinois                   $54,488   15.2%      $14,331    4.0%        $21,496    6.0%
   Tier I capital
      (to average assets)
     Consolidated                   $61,441   11.2%      $21,934    4.0%          N/A
     BankIllinois                   $54,488   10.0%      $21,765    4.0%        $27,206    5.0%

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

Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The following table presents the Company's interest rate sensitivity at various intervals at June 30, 1999:

                                   Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                          (dollars in thousands)
                                             1-30        31-90    91-180     181-365   Over
                                             Days        Days      Days       Days    1 Year       Total
Interest earning assets:
   Federal funds sold                        $600          --        --         --        --       $600
   Debt and equity securities <F1>          2,487        9,820     8,892     20,196   140,769   182,164
   Loans <F2>                              71,859       14,300    30,738     37,398   169,567   323,862
    Total interest earning assets          74,946       24,120    39,630     57,594   310,336   506,626
Interest bearing liabilities:
   Savings and interest-bearing
     demand deposits***

   Money market savings deposits          108,846          --         --         --        --   108,846
   Time deposits                           13,983       17,026    29,797     36,913    73,423   171,142
   Federal funds purchased
      securities sold under repurchase
      agreements                           61,764          --      2,000      5,000       200    68,964
   FHLB advances and other
      other borrowings                        --         1,000     1,000         23     7,184     9,207
    Total interest bearing liabilities    189,620       20,952    37,372     51,079   117,560   416,583
Net asset (liability) funding gap       ($114,674)       3,168     2,258      6,515    192,776  $90,043
Interest earning assets as a percentage
  of interest bearing liabilities            0.40         1.15      1.06       1.13      2.64     1.22
Cumulative interest earning assets as
  a percentage of interest bearing
  liabilities                                0.40         0.47      0.56       0.66      1.22     1.22

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

                                        1-30 Days  31-90 Days   91-180 Days   181-365 Days   Over 1 Year
     Savings and interest-bearing
       demand deposits                     2.7%        5.3%         8.3%          16.7%         67.0%

   At June 30, 1999, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for
Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,147,000 in the 1-30 days category and $1,115,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

   In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis and an additional $3,951,000 from the Federal Home Loan Bank on a secured basis.

   The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. Previously, the Company disclosed the potential effects of interest rate changes on the market value of equity. Effective with the quarter ended June 30, 1999, the Company has changed the primary focus of its analysis to the effect of interest rate increases and decreases on net interest income. Management believes that this change more directly reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investments in debt and equity securities. All of the Company's financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime, Treasury Bills, or the federal funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 200 basis points in 100 basis point increments.

   The following table shows projected results at June 30, 1999 and December 31, 1998 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                        BASIS POINT CHANGE
                                     +200     +100    -100     -200
               June 30, 1999       (2.9%)   (1.4%)    1.4%     2.8%
               December 31, 1998   (3.5%)   (1.7%)    1.7%     2.4%

     As shown in the above table, there was only a slight change on the impact of interest rate changes on net interest income at June 30, 1999 compared to December 31, 1998. The Company continues to remain liability sensitive, causing a projected decrease in net interest income from an increase in interest rates, and having an opposite affect from a decrease in interest rates.

     The foregoing computations are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit mix. The computed estimates should not be relied upon as a projection of actual results. Despite the limitations on preciseness inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Company's current mix of interest earning assets and interest bearing liabilities. Management continues to use the results of these computations, along with the results of its computer model projections, in order to maximize current earnings while positioning the Company to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

     At the present time, the most significant market risk affecting the Company is interest rate risk. Other market risks such as foreign currency exchange risk and commodity price risk do not occur in the normal business of the Company. The Company also is not currently using trading activities or derivative instruments to control interest rate risk.

Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Liquidity and Cash Flows

     The Company was able to meet liquidity needs during the first six months of 1999. A review of the condensed consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $9,173,000 from December 31, 1998 to June 30, 1999. This decrease came from net cash used in investing activities offset by net cash provided by operating and financing activities.

      There were differences in sources and uses of cash during the first half of 1999 compared to the first half of 1998. More cash was used in the area of investing activities in the first half of 1999. This was primarily due to funding a higher dollar amount of loans in the first half of 1999 due to increased loan demand. Paydowns on securities, which are reflective of the current interest rate environment, were also lower in the first half of 1999 compared to the first half of 1998. Purchases of debt and equity securities during the first six months of 1999 was comparable to the same period of 1998, but proceeds of debt and equity securities were higher during the first six months of 1999 compared to the same period of 1998. The investment portfolio was decreased as more cash was needed to fund the growth in loans. More cash was provided by operating activities in the first six months of 1999 compared to the first six months of 1998 primarily due to more proceeds from sales of loans originated for sale and less funds used for loans originated for sale. There were substantially more loans in the process of funding at December 31, 1998 compared to December 31, 1997, thus causing the higher proceeds in the first half of 1999. Cash was provided by financing activities in the first half of 1999 compared to the same period in 1998 in which cash was used in financing activities. This was primarily due to an increase in short-term borrowings which was used to fund the growth in loans.

Provision and Allowance for Loan Losses

     The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, assessment of Year 2000 credit risk, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,012,000 at June 30, 1999 compared to $5,279,000 at December 31, 1998, as net charge-offs of $447,000 exceeded provisions of $180,000 during the six month period. The allowance for loan losses as a percentage of total loans fell to 1.55% at June 30, 1999, compared to 1.74% at December 31, 1998 as gross loans, including loans held-for-sale, increased from $304,000,000 to $324,000,000. Net charge-offs of $447,000 during the first six months of 1999 stemmed primarily from the resolution of a commercial credit which had been identified by management as a sensitive asset since 1995.

     The allowance for loan losses as a percentage of nonperforming loans rose to 1,836% at June 30, 1999, compared to 343% at December 31, 1998. This increase was primarily due to a $1,268,000 reduction in non-performing loans. The total non-accrual loan balance was reduced by $899,000, with $838,000 of the reduction due to the resolution of a nonaccrual loan, of which $428,000 was charged off and $410,000 was transferred to other real estate. The real estate was sold during the second quarter of 1999. The remainder of the reduction in nonperforming loans was a $369,000 decrease in loans over 90 days past due and still accruing. Management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

                             Results of Operations

Results of Operations For the Six Months Ended June 30, 1999

     Net income for the first six months of 1999 was $3,756,000, a $1,149,000, or 44.1%, increase from $2,607,000 during the first six months of 1998. Basic earnings per share increased $0.21, or 45.7%, to $0.67 in the first six months
Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
of 1999 from $0.46 in the same period of 1998. Diluted earnings per share increased $0.20, or 44.4%, to $0.65 in the first six months of 1999 from $0.45 in the same period of 1998.

     Operating earnings for the six months ended June 30, 1999, were $3,756,000 compared to $3,089,000 for the same period in 1998, an increase of $667,000, or 21.6%. Basic earnings per share on operating earnings increased $0.13, or 24.10%, to $0.67 in the first six months of 1999 from $0.54 during the first six months of 1998. Diluted earnings per share on operating earnings increased $0.12, or 22.6%, to $0.65 in the first six months of 1999 from $0.53 in the same period of 1998. Net income for the first half of 1999 and 1998 was $3,756,000 and $2,607,000, respectively. The difference between operating and net earnings was due to non-recurring items affecting the first quarter of 1998. The non-recurring expense items, net of tax, in the first quarter of 1998 were $482,000. Included in these items was $317,000 related to organizational changes implemented to improve efficiency, including expenses related to the merger of BankIllinois Trust Company into BankIllinois. Also included was $165,000 of expense related to a loss on disposal of property.

     The following table presents, on a tax equivalent basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                                                          Analysis of Volume and Rate Changes
                                                                    (in thousands)

                                                              Six Months Ended June 30, 1999 and 1998

                                                          Increase
                                                         (Decrease)
                                                            from
                                                          Previous    Due to      Due to
                                                            Year      Volume       Rate

Interest Income
  Taxable investment securities                            $237     $1,002      ($765)
  Tax-exempt investment
       securities                                           317        401        (84)
  Federal funds sold and interest-bearing deposits          (54)        15        (69)
  Loans                                                    (881)      (373)      (508)

       Total interest income                              ($381)    $1,045    ($1,426)

Interest Expense
  Interest bearing demand deposits                        ($105)      $484      ($589)
  Savings                                                    15         10          5
  Time deposits                                            (802)      (500)      (302)
  Federal funds purchased and securities
        sold under repurchase agreements                    217        567       (350)
  FHLB advances and other borrowings                         38        103        (65)

       Total interest expense                             ($637)      $664    ($1,301)

Net Interest Income (TE)                                   $256       $381      ($125)


     Net interest income on a tax equivalent basis was $256,000, or 2.7% higher for the first six months of 1999 compared to 1998. Total interest income was $381,000, or 2.0% lower in 1999 compared to 1998, and interest expense decreased $637,000, or 6.6%. The decrease in interest income was primarily due to lower interest rates offset somewhat by an increase in average earning assets. The decrease in interest expense was primarily due to lower interest rates.
Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The decrease in total interest income was mainly due to a decrease in interest income from loans, offset somewhat by increases in taxable and tax-exempt investment interest. The decrease in interest income from loans was due to both the decrease in average loans outstanding as well as lower interest rates during the first half of 1999 compared to the first half of 1998. Although average loans outstanding were lower for the first six months of 1999 compared to 1998, gross loans at June 30, 1999 were $323,862,000 compared to $318,984,000 at June 30, 1998, a 1.5% increase.
The increase in investment interest income was mainly due to an increase in total average investments, somewhat offset by lower yields. The increase in the total average investment portfolio included an increase in investments held-to-maturity of $43,228,000, or 169.0%, offset somewhat by a decrease in average investments available-for-sale of $12,377,000, or 9.2%, during the first six months of 1999 compared to 1998. Average total investments were higher in the first half of 1999 due to more funds available for investing.

     The decrease in total interest expense was mainly due to a decrease in interest on time deposits, offset somewhat by an increase in interest expense on federal funds purchased and securities sold under repurchase agreements. Interest expense on time deposits decreased during the first six months of 1999 compared to the first six months of 1998 mainly because of lower volume as well as lower rates. Interest expense on federal funds purchased and securities sold under repurchase agreements increased in the first half of 1999 compared to 1998 due to an increased amount of borrowings, mostly in the areas of federal funds purchased and daily repurchase agreements. This was somewhat offset by lower rates on these borrowings.

     The provision for loan losses recorded was $180,000 during the first six months of 1999. This was $75,000, or 29.4%, lower than the $255,000 recorded during the first six months of 1998. The provision during the first six months of 1999 and 1998 was based on management's analysis of the loan portfolio.

     Total non-interest income increased $352,000, or 14.9%, during the first six months of 1999 compared to the first six months of 1998.
Included in this increase was an increase of $187,000, or 27.9%, in other non-interest income. This increase included $139,000 of consulting revenue, an increase of $27,000 on fees from purchased customer receivables (with recourse), and a $23,000 increase in ATM fees. Also contributing to the increase in non-interest income was a $118,000, or 10.7%, net increase in trust fees. This was due to both an increase in the number of accounts as well as an increase in the market value of the portfolio under management, somewhat offset by a decrease in farm management fees of $42,000, or 28.0%, resulting from the declining farm economy. Non-interest income was also positively affected by a $35,000, or 13.8%, increase in gains on sales of mortgage loans held-for-sale. This increase reflected a $5,481,000, or 19.8%, increase in mortgage loans held-for-sale which were sold during the first half of 1999 compared to the first half of 1998.
Also contributing to the increase in non-interest income was an $11,000, or 31.4%, increase in security transactions. This increase was a result of the Company amortizing discounts on securities to their maturity date. Due to decreasing interest rates, several securities were called prior to their maturity dates during the first half of 1999 which resulted in a gain being recognized.

     Total non-interest expense decreased $1,049,000, or 13.6%, during the first six months of 1999 compared to the first six months of 1998.
Included in the decrease was a decrease in salaries and employee benefits of $512,000, or 11.6%. Of this decrease, $472,000 was due to organizational changes implemented during the first quarter of 1998 to improve efficiency, including the merger of BankIllinois Trust Company into BankIllinois. Other expenses decreased $467,000, or 27.0%. Included in this decrease was a loss on disposal of property of $248,000 in 1998 compared to none in 1999, a gain on disposal of other real estate of $39,000 in 1999, and a $56,000 decrease in Visa credit card expenses due to selling the portfolio in September 1998. Net occupancy expense decreased $101,000, or 14.4%, during the first six months of 1999 compared to the same period in 1998. Included in occupancy expense in 1999 was rental income on the Executive Center, which was net of maintenance and depreciation expenses. This property was moved to premises and equipment from other assets on December 31, 1998. Also affecting the decrease in occupancy expense was the sale of a vacant building and the adjacent parking lot in March 1998.

Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     Income tax expense increased $477,000, or 37.9%, during the first half of 1999 compared to the first half of 1998, due to higher income in 1999 resulting in more taxable income. The Company's effective tax rate was comparable for both periods.

Results of Operations For the Three Months Ended June 30, 1999

     Net income for the second quarter of 1999 was $1,875,000, a $298,000, or 18.9%, increase from $1,577,000 during the second quarter of 1998.
Basic earnings per share increased $0.06, or 21.4%, to $0.34 in the second quarter of 1999 from $0.28 in the same period of 1998. Diluted earnings per share increased $0.06, or 22.2%, to $0.33 in the second quarter of 1999 from $0.27 in the same period of 1998.

     The following table presents, on a tax equivalent basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                                                          Analysis of Volume and Rate Changes
                                                                    (in thousands)

                                                              Three Months Ended June 30, 1999 and 1998

                                                          Increase
                                                         (Decrease)
                                                            from
                                                          Previous    Due to      Due to
                                                            Year      Volume       Rate

Interest Income
  Taxable investment securities                            $169       $895      ($726)
  Tax-exempt investment
       securities                                           141        238        (97)
  Federal funds sold and interest-bearing deposits          (98)       (79)       (19)
  Loans                                                    (295)        (4)      (291)

       Total interest income                               ($83)    $1,050    ($1,133)

Interest Expense
  Interest bearing demand deposits                         ($46)      $435      ($481)
  Savings                                                     9          6          3
  Time deposits                                            (392)      (240)      (152)
  Federal funds purchased and securities
        sold under repurchase agreements                    178        558       (380)
  FHLB advances and other borrowings                         21         88        (67)

       Total interest expense                             ($230)      $847    ($1,077)

Net Interest Income (TE)                                   $147       $203       ($56)


     Net interest income on a tax equivalent basis was $147,000, or 3.0%, higher for the second quarter of 1999 compared to the second quarter of 1998. Total interest income was $83,000, or 0.9%, lower in 1999 compared to 1998, and interest expense decreased $230,000, or 4.8%. The decrease in interest income was primarily due to lower interest rates offset somewhat by an increase in average earning assets. The decrease in interest expense was primarily due to lower interest rates offset somewhat by an increase in interest bearing liabilities.

Page 17
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The decrease in total interest income was mainly due to a decrease in interest income from loans, somewhat offset by an increase in taxable and tax-exempt investment interest income. The decrease in interest income from loans was primarily due to a decrease in loan rates in the second quarter of 1999 compared to the second quarter of 1998. The increase in total investment income was mainly due to an increase in the average balance of the investment portfolio, somewhat offset by lower yields. The net increase in the average balance of the investment portfolio included a $45,244,000, or 161.6% increase in average investments held-to-maturity and a somewhat offsetting decrease of $13,771,000, or 10.4% in investments available-for-sale. The net increase in average total investments was due to more funds available for investing in the second quarter of 1999 compared to the second quarter of 1998.

     The decrease in total interest expense was primarily due to a decrease in interest expense on time deposits, somewhat offset by an increase in interest expense on federal funds purchased and securities sold under repurchase agreements. Interest expense on time deposits decreased during the second quarter of 1999 compared to the second quarter of 1998 mainly because of lower volume as well as lower rates. Interest expense on federal funds purchased and securities sold under repurchase agreements increased in the second quarter of 1999 compared to the second quarter of 1998 due to an increased amount of borrowings, mainly in the area of federal funds purchased as well as in daily and term repurchase agreements. This was somewhat offset by lower rates on these borrowings.

     The provision for loan losses recorded was $90,000 during both the second quarter of 1999 and the second quarter of 1998. The provision during the second quarter of 1999 and 1998 was based on management's analysis of the loan portfolio.

     Total non-interest income increased $168,000, or 14.1%, during the second quarter of 1999 compared to the second quarter of 1998. Included in this increase was a $177,000, or 52.2% increase in other non-interest income. This increase included $139,000 of consulting revenue and an increase of $23,000 on fees from purchased customer receivables (with recourse). Trust fees increased $60,000, or 11.0%, during the second quarter of 1999 compared to the second quarter of 1998. This was due to both an increase in the number of accounts as well as an increase in the market value of the portfolio under management, somewhat offset by a decrease in farm management fees of $21,000, or 28%, due to the declining farm economy. Somewhat offsetting these net increases in non-interest income was a decrease of $72,000, or 49.3%, on gains on sales of mortgage loans held-for-sale. This decrease reflected a $5,774,000, or 36.7%, decrease in mortgage loans held-for-sale which were sold during the second quarter of 1999 compared to the second quarter of 1998.

     Total non-interest expense decreased $139,000, or 3.9%, during the second quarter 1999 compared to the second quarter of 1998. Included in this decrease was a decrease in other non-interest expense of $104,000, or 12.9%. This decrease included a $25,000 decrease in Visa credit card expenses due to selling the portfolio in September 1998, a $23,000 gain on the sale of other real estate during the second quarter of 1999, a $23,000 decrease in legal expenses (legal expenses were higher in 1998 because of costs associated with the BankIllinois and BankIllinois Trust Co. merger in September 1998), and the absence of start-up and operating costs associated with opening a new branch in May 1998. Occupancy expenses decreased $51,000, or 14.9%, during the second quarter of 1999 compared to the same period in 1998. Included in 1999 occupancy expense was the net income (rental income less building expenses) for the Executive Center which was transferred to premises and equipment from other assets on December 31, 1998. Also contributing to the decrease in occupancy expense was lower building maintenance and repair costs during the second quarter 1999 compared to the second quarter 1998.

     Income tax expense increased $108,000, or 14.1%, during the second quarter of 1999 compared to the second quarter of 1998, due to higher income in 1999 resulting in more taxable income. The Company's effective tax rate was comparable for both periods.

Page 18
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Year 2000

     In December 1996, the Company developed its Year 2000 Project Plan, following the guidelines established by the FFIEC. An integral part of the plan was to establish a Year 2000 Committee comprised of representatives from key areas throughout the organization. The Committee's mission is to identify issues related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue. The Company relies on software purchased from third-party vendors rather than internally-generated software. As of June 30, 1999, the Company had tested 100% of its systems on a test server that emulates the current network and systems of the Company. The Company had renovated all but one of the mission critical systems. The remaining mission critical system, the item capture system, was upgraded to a Year 2000 compliant system with imaging capabilities in mid-July, a timeframe determined by vendor availability. The Company has received satisfactory Year 2000 testing results for this equipment from the vendor. The Company is currently operating on the Year 2000 compliant releases for core systems supported by its third party data processor.

     The Year 2000 Committee has also developed a communication plan that updates the Board of Directors, management, and employees on the Company's Year 2000 status. A subcommittee was formed to develop and implement the Company's Y2K Customer Awareness Program. The program outlines a strategy for communicating with customers, determining key information to be communicated to both customers and employees, and training employees to respond appropriately to customer inquiries. In addition, the Company was instrumental in forming a coalition with other local financial institutions and a county-wide task force to promote Year 2000 customer awareness in the community.

     The Committee has developed a separate plan in order to manage the Year 2000 risks posed by commercial borrowing customers. This plan will identify material loan customers, assess their preparedness, evaluate their credit risk to the Company, and implement appropriate controls to mitigate the risk. As a means of creating awareness among these borrowers, the Company has conducted a corporate customer seminar to provide customers with information on how the Year 2000 can impact their own business, and provides additional information in the quarterly Commercial Division newsletter.

     In accordance with regulatory guidelines, the Company has developed a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business processes. These strategies include relying on back-up systems that do not utilize computers and, in some cases, switching vendors. In the case of utility providers, the Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. The Company currently utilizes a generator for emergency power at its main office during short-term power outages. Since the generator does not supply sufficient power to allow the main office to remain open during a power outage, the Company has ordered a diesel generator capable of supplying sufficient power to operate a branch office in case of power outages caused by Year 2000 issues.

     Management anticipates that the total additional out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $100,000. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, fees to outside consulting firms, and certain administrative expenditures, has been provided for in the Company's Year 2000 budget. Although management feels confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers
Page 19
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     See pages 11 through 13.
Page 20
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


Item 2.  Changes in Securities

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

On April 19, 1999, the Company's annual meeting of stockholders was held. At the meeting, David J. Downey, Van A. Dukeman, Gene A. Salmon and James
A. Sullivan were elected to serve as Class III directors with terms expiring in 2002. Continuing as Class II directors until 2001 are George
T. Shapland, Dean R. Stewart and Roy V. VanBuskirk. Continuing as Class I directors until 2000 are Gregory B. Lykins and August C. Meyer. The stockholders also voted to ratify the appointment of McGladrey & Pullen, LLP, as independent auditors for the 1999 fiscal year.

There were 5,329,460 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

Election of Directors:
    For                                  Withheld
David J. Downey                          4,712,462         279
Van A. Dukeman                           4,712,462         279
Gene A. Salmon                           4,711,697       1,044
James A. Sullivan                        4,712,462         279

Ratification of Independent Auditors:

    For     Against    AbstainBroker Non-Votes
 4,606,445   1,334     104,962      None


Item 5.  Other Information

None


Page 21
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

27.  Financial Data Schedule

b.  Reports

None
Page 22
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BANKILLINOIS FINANCIAL CORPORATION



Date:  August 6, 1999



By:    /s/ David B. White
       Executive Vice President
       and Chief Financial Officer