Form 10-Q
period 1999-09-30
BANKILLINOIS FINANCIAL CORP
filed 1999-11-05
CIK 941622

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1999

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

   YES   X     NO

Indicate the number of shares outstanding of the registrant's common stock, as of November 3, 1999:
   BankIllinois Financial Corporation Common Stock         5,546,055

Page 1
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                               TABLE OF CONTENTS

                                                                        PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                         3

     Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations               12

     Item 3.  Quantitative and Qualitative Disclosures                    27
                        About Market Risk

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                           29

     Item 2.  Changes in Securities                                       29

     Item 3.  Defaults Upon Senior Securities                             29

     Item 4.  Submission of Matters to a Vote of Security Holders         29

     Item 5.  Other Information                                           29

     Item 6.  Exhibits and Reports on Form 8-K                            29

SIGNATURES                                                                30
Page 2
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                                            BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
                                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 September 30, 1999 and December 31, 1998
                                               (Unaudited, in thousands, except share data)

                                                                               Sep. 30,       Dec. 31,
                                                                                 1999           1998
ASSETS
Cash and due from banks                                                       $  16,685      $  19,080
Federal funds sold                                                                    -          6,500
Investments in debt and equity securities:
  Available-for-sale, at fair value                                              84,120        124,055
  Held-to-maturity, at cost (fair value of $69,754 and
         $65,581 at September 30, 1999 and December 31, 1998, respectively)      71,463         65,509
  Non-marketable equity securities                                                1,613          1,572
Mortgage loans held for sale                                                      1,958         10,951
Loans, net of allowance for loan losses of $5,110 and
         $5,279 at September 30, 1999 and December 31, 1998,
         respectively                                                           337,088        287,306
Premises and equipment                                                           12,853         12,195
Accrued interest receivable                                                       4,587          4,865
Other assets                                                                      5,996          5,340
         Total assets                                                         $ 536,363      $ 537,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand, non-interest bearing                                             $  47,784      $  63,002
     Demand, interest bearing                                                   131,794        157,052
     Savings                                                                     40,430         17,748
     Time, $100 and over                                                         37,065         34,582
     Other time                                                                 137,532        137,514
         Total deposits                                                         394,605        409,898
  Federal funds purchased and securities sold under
              repurchase agreements                                              59,030         49,963
  Federal Home Loan Bank advances and
              other borrowings                                                   13,207         10,000
  Accrued interest payable                                                        1,444          1,399
  Other liabilities                                                               5,534          5,406
         Total liabilities                                                      473,820        476,666

Stockholders' equity:
   Preferred stock, no par value;  300,000 shares authorized                          -              -
   Common stock, $0.01 par value; 6,500,000 shares authorized;
     5,739,965 shares issued                                                         57             57
   Paid in capital                                                               35,396         35,374
   Retained earnings                                                             31,286         26,877
   Accumulated other comprehensive income                                          (426)         1,033
                                                                                 66,313         63,341
   Less: treasury stock, at cost, 193,910 and 144,875 shares
     at September 30, 1999 and December 31, 1998, respectively                   (3,770)        (2,634)

         Total stockholders' equity                                              62,543         60,707
         Total liabilities and stockholders' equity                           $ 536,363      $ 537,373

See accompanying notes to condensed consolidated financial statements.

Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                            BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
                                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          For the Nine Months Ended September 30, 1999 and 1998
                                               (Unaudited, in thousands, except share data)

Interest income:                                                                  1999           1998
   Loans and fees on loans                                                    $   20,366     $   20,974
   Investments in debt and equity securities
      Taxable                                                                      6,866          6,786
      Tax-exempt                                                                     619            323
   Federal funds sold                                                                374            624
         Total interest income                                                    28,225         28,707

Interest expense:
   Demand, savings, and other time deposits                                        9,648         10,595
   Time deposits $100 and over                                                     1,419          1,692
   Federal funds purchased and securities sold under repurchase agreements         2,068          1,766
   Federal Home Loan Bank advances and other borrowings                              475            404
         Total interest expense                                                   13,610         14,457

         Net interest income                                                      14,615         14,250
Provision for loan losses                                                            270            345
         Net interest income after provision for loan losses                      14,345         13,905

Non-interest income:
   Trust fees                                                                      1,851          1,622
   Service charges on deposit accounts                                               462            461
   Securities transactions, net                                                      138             46
   Gain on sales of mortgage loans held-for-sale, net                                382            409
   Other                                                                           1,272          1,126
         Total non-interest income                                                 4,105          3,664

Non-interest expense:
   Salaries and employee benefits                                                  5,868          6,418
   Occupancy                                                                         884          1,042
   Equipment                                                                         728            670
   Data processing                                                                   571            555
   Federal deposit insurance premiums                                                 35             37
   Other                                                                           1,976          2,450
         Total non-interest expense                                               10,062         11,172

         Income before income taxes                                                8,388          6,397
Income taxes                                                                       2,659          2,075
         Net income                                                           $    5,729     $    4,322

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period, net of tax of ($719) and $363, for September 30, 1999 and 1998,
           respectively                                                          (1,396)           704
         Less:  reclassification adjustment for gains (losses) included in net income, net of tax of ($33) and ($11), for September 30, 1999
           and 1998, respectively                                                   (63)           (21)
         Other comprehensive income (loss), net of tax                           (1,459)           683
         Comprehensive income                                                 $   4,270      $   5,005

Per share data:
   Basic earnings per share                                                   $    1.03      $    0.76
   Weighted average shares of common stock outstanding                        5,565,743      5,667,446

   Diluted earnings per share                                                 $    0.99      $    0.74
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                                 5,769,001      5,847,631

See accompanying notes to condensed consolidated financial statements.

Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                           BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          For the Three Months Ended September 30, 1999 and 1998
                                               (Unaudited, in thousands, except share data)


Interest income:                                                                  1999           1998
   Loans and fees on loans                                                    $   7,281      $   7,008
   Investments in debt and equity securities
      Taxable                                                                     2,054          2,211
      Tax-exempt                                                                    205            120
   Federal funds sold                                                                62            258
         Total interest income                                                    9,602          9,597

Interest expense:
   Demand, savings, and other time deposits                                       3,187          3,459
   Time deposits $100 and over                                                      512            568
   Federal funds purchased and securities sold under repurchase agreements          705            620
   Federal Home Loan Bank advances and other borrowings                             198            165
         Total interest expense                                                   4,602          4,812

         Net interest income                                                      5,000          4,785
Provision for loan losses                                                            90             90
         Net interest income after provision for loan losses                      4,910          4,695

Non-interest income:
   Trust fees                                                                       631            520
   Service charges on deposit accounts                                              158            158
   Securities transactions, net                                                      92             11
   Gain on sales of mortgage loans held-for-sale, net                                93            155
   Other                                                                            414            455
         Total non-interest income                                                1,388          1,299

Non-interest expenses:
   Salaries and employee benefits                                                 1,951          1,989
   Occupancy                                                                        282            339
   Equipment                                                                        252            222
   Data processing                                                                  193            181
   Federal deposit insurance premiums                                                11             12
   Other                                                                            711            718
         Total non-interest expenses                                              3,400          3,461

         Income before income taxes                                               2,898          2,533
Income taxes                                                                        925            818
         Net income                                                           $   1,973      $   1,715

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period, net of tax of ($169) and $296, for September 30, 1999 and 1998,
           respectively                                                            (328)           573
         Less:  reclassification adjustment for gains (losses) included in net income, net of tax of ($32) and ($1), for September 30, 1999
           and 1998, respectively                                                   (60)            (1)
         Other comprehensive income (loss), net of tax                             (388)           572
         Comprehensive Income                                                 $   1,585      $   2,287

Per share data:
   Basic earnings per share                                                   $    0.36      $    0.30
   Weighted average shares of common stock outstanding                        5,546,055      5,652,411

   Diluted earnings per share                                                 $    0.34      $    0.29
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                                 5,751,624      5,838,319

See accompanying notes to condensed consolidated financial statements.

Page 5
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                            BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Nine Months Ending September 30, 1999 and 1998
                                                        (Unaudited, in thousands)

Cash flows from operating activities:                                             1999           1998
   Net income                                                                 $   5,729      $   4,322
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                 900            793
      Amortization of bond premiums, net                                            316             12
      Provision for loan losses                                                     270            345
      Gain on securities transactions                                              (138)           (46)
      Gain on sales of loans, net                                                  (382)          (409)
      Loss on sale of premises and equipment, net                                     -            248
      Decrease (increase) in accrued interest receivable                            278           (156)
      Increase (decrease) in accrued interest payable                                45           (294)
      Increase (decrease) in other assets                                          (247)           148
      Increase in other liabilities                                                 862            170
      Stock appreciation rights                                                      26             68
      Proceeds from sales of loans originated for sale                           42,005         45,870
      Loans originated for sale                                                 (32,630)       (49,235)
                           Net cash provided by operating activities             17,034          1,836

Cash flows from investing activities:
      Net (increase) decrease in loans                                          (50,462)        19,216
      Proceeds from maturities and calls of investments in debt securities:
        Held-to-maturity                                                         14,450          3,069
        Available-for-sale                                                       47,803         54,980
      Proceeds from sales of investments:
        Available-for-sale                                                       13,599              -
      Purchases of investments in debt and equity securities:
        Held-to-maturity                                                        (21,608)       (15,406)
        Available-for-sale                                                      (25,895)       (57,916)
        Non-marketable                                                              (41)           (70)
      Principal paydowns from mortgage-backed securities:
        Held-to-maturity                                                          1,214              -
        Available-for-sale                                                        2,030          9,474
      Purchases of premises and equipment                                        (1,557)          (771)
      Proceeds from sale of premises and equipment                                    -          1,380
                           Net cash (used in) provided by investing
                                 activities                                     (20,467)        13,956

Cash flows from financing activities:
      Net decrease in demand and savings deposits                               (17,794)        (7,411)
      Net increase (decrease) in time deposits $100 and over                      2,483         (6,790)
      Net increase (decrease) in other time deposits                                 18        (13,283)
      Net increase in federal funds purchased and
                securities sold under repurchase agreements                       9,067          3,560
      Net increase in Federal Home Loan Bank advances and other borrowings        3,207          4,000
      Cash dividends paid                                                        (1,296)        (1,255)
      Treasury stock transactions, net                                           (1,142)          (997)
      Fractional shares purchased following stock dividend                           (5)            (4)
                           Net cash used in financing activities                 (5,462)       (22,180)
                           Net decrease in cash and cash equivalents             (8,895)        (6,388)
Cash and cash equivalents at beginning of year                                   25,580         48,558
Cash and cash equivalents at end of period                                    $  16,685      $  42,170

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
        Interest                                                              $  13,566      $  12,580
        Income taxes                                                              2,948          1,858
      Disposal of equipment subject to valuation allowance                            -            304
      Change in unrealized gain (loss) on securities available-for-sale          (2,211)         1,035
      Change in deferred taxes attributable to unrealized gain (loss) on
        securities available-for-sale                                              (752)           352
      Real estate acquired through or in lieu of foreclosure                        410             26
      Dividends declared not paid                                                   444            429

See accompanying notes to condensed consolidated financial statements.

Page 6
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

               BANKILLINOIS FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's Form 10-K.

   In the opinion of management, the condensed consolidated financial statements of BankIllinois Financial Corporation (the "Company") and its subsidiary, BankIllinois, as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 include all adjustments necessary for fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

   Results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999.

   For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Note 2.  Gains on Securities Transactions

   Gains on securities transactions include proceeds from sales, calls and maturities of available-for-sale securities as well as calls and maturities of held-to-maturity securities. Gross gains and losses were as follows:

                                        Nine Months Ended            Three Months Ended
                            Sept 30, 1999    Sept 30, 1998     Sept 30, 1999    Sept 30, 1998
Available-for-sale               $96              $32               $92               $2
Held-to-maturity                  42               14                 -                9
                                $138              $46               $92              $11

Note 3.  Stock Dividend

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


Note 4.  New Accounting Rules and Regulations

     In June 1998, the Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the
Page 7
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position. In July 1999 the Statement on Financial Accounting Standards No. 137 was issued. This Statement delayed the implementation of Statement No. 133 until fiscal years beginning after June 15, 2000.

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

Note 5.  Investment Securities

     The carrying value of investments in debt and equity securities was as follows for September 30, 1999 and December 31, 1998:

                          CARRYING VALUE OF SECURITIES
                                 (in thousands)

                                         Sept. 30, 1999     Dec. 31, 1998

Available-for-sale:
  U.S. Treasury                             $27,049            $37,526
  Federal agencies                           48,659             77,012
  Mortgage-backed securities                  4,237              5,944
  Corporate and other obligations             4,175              3,573

            Total available-for-sale        $84,120           $124,055


Held-to-maturity:
  U.S. Treasury                                 400                900
  Federal agencies                           28,994             31,828
  Mortgage-backed securities                 22,680             14,167
  State and municipal                        19,389             18,614

            Total held-to-maturity          $71,463            $65,509


Non-marketable equity securities              1,613              1,572

Total securities                           $157,196           $191,136


Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The following table shows the maturities and weighted-average yields of investment securities at September 30, 1999. Mortgage-backed securities are placed in maturity categories based on expected payments. All other securities are shown at their contractual maturity.

                          MATURITIES AND WEIGHTED AVERAGE YIELDS OF DEBT SECURITIES
                                            (dollars in thousands)

                                              September 30, 1999

                                1 year    1 to 5    5 to 10    Over
                                or less    years     years   10 years    Total
Securities available-for-sale
  U.S. Treasury                $13,011   $14,038       $ -       $ -   $27,049
  Federal agencies               9,829    32,393     6,437         -    48,659
  Mortgage-backed securities     2,414     1,018       487       318     4,237
  Other securities               3,884       291         -         -     4,175

       Total                   $29,138   $47,740    $6,924      $318   $84,120

Average Yield (TE)               5.74%     5.65%     5.59%     7.13%     5.68%

Securities held-to-maturity
  U.S. Treasury                   $400       $ -       $ -       $ -      $400
  Federal agencies                   -    22,995     5,999         -    28,994
  Mortgage-backed securities     2,267    19,114     1,098       201    22,680
  State and municipal            1,454     8,321     9,324       290    19,389

       Total                    $4,121   $50,430   $16,421      $491   $71,463

Average Yield (TE)               5.27%     5.34%     5.12%     5.21%     5.28%


Note 6.  Loans

   The following tables present the amounts and percentages of loans for September 30, 1999 and December 31, 1998 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                          AMOUNT OF LOANS OUTSTANDING
                             (dollars in thousands)

                                         Sept. 30, 1999     Dec. 31, 1998

Commercial, financial and agricultural      $111,701           $112,265
Real estate                                  155,305            132,919
Installment and consumer                      75,192             47,401

  Total loans                               $342,198           $292,585


Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   PERCENTAGE OF LOANS OUTSTANDING

                                         Sept. 30, 1999     Dec. 31, 1998

Commercial, financial and agricultural        32.64%             38.37%
Real estate                                   45.39%             45.43%
Installment and consumer                      21.97%             16.20%

  Total                                      100.00%            100.00%


   The balance of loans outstanding as of September 30, 1999 by maturities is shown in the following table:

                         MATURITY OF LOANS OUTSTANDING
                             (dollars in thousands)

                                         September 30, 1999

                                         1 year      1-5     over 5
                                         or less    years     years     Total
Commercial, financial and agricultural   $61,357   $29,728   $20,616  $111,701
Real estate                               14,642    51,688    88,975   155,305
Installment and consumer                  18,738    54,310     2,144    75,192

  Total                                  $94,737  $135,726  $111,735  $342,198

Percentage of total loans outstanding     27.69%    39.66%    32.65%   100.00%


Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Note 7.  Allowance for Loan Losses and Loan Quality

   The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                           ALLOWANCE FOR LOAN LOSSES
                             (dollars in thousands)

                                         Sept. 30, 1999    Sept. 30, 1998

Allowance for loan losses at
  beginning of year                          $5,279             $5,306

Charge-offs during period:
  Commercial, financial and agricultural      ($445)              ($28)
  Real estate                                     -                  -
  Installment and consumer                     (252)              (382)

       Total                                  ($697)             ($410)

Recoveries of loans previously charged off:
  Commercial, financial and agricultural       $154                $11
  Real estate                                     -                  3
  Installment and consumer                      104                186

       Total                                   $258               $200

       Net (charge-offs) recoveries           ($439)             ($210)
Provision for loan losses                       270                345

Allowance for loan losses at end of year     $5,110             $5,441

Ratio of net charge-offs to
  average net loans                           0.14%              0.07%



  The following table shows the allocation of the allowance for loan losses allocated to each category.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                         Sept. 30, 1999     Dec. 31, 1998

Allocated:
  Commercial, financial and agricultural     $2,787             $3,070
  Real estate <F1>                              121                180
Installment and consumer                        556                452

       Total allocated allowance             $3,464             $3,702
Unallocated allowances                        1,646              1,577

Total                                        $5,110             $5,279


     1    Residential real estate only for both periods.


   The following table presents the aggregate amount of loans considered to be nonperforming for the periods indicated. Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans which are troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."
Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

NONPERFORMING LOANS (IN THOUSANDS)

                                         Sept. 30, 1999     Dec. 31, 1998

Nonaccrual loans <F1>                             $8             $1,126

Loans past due 90 days or more                  $263               $415

Renegotiated loans                              $106               $121


 <F1>    Includes $8,000 at September 30, 1999 and $406,000 at December 31,
          1998 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

Note 8.  Income per Share

   Net income per common share has been computed as follows:

                                                                 Nine Months Ended            Three Months Ended
                                                                   September 30,                 September 30,
                                                                1999         1998             1999         1998
Net Income                                                    $5,729,000   $4,322,000       $1,973,000    $1,715,000
Shares:
    Weighted average common shares outstanding                 5,565,743    5,667,446        5,546,055     5,652,411
    Dilutive effect of outstanding options, as determined
         by the application of the treasury stock method         188,296      165,284          190,292       170,481
    Dilutive effect of outstanding SARs, as determined
         by the application of the treasury stock method          14,962       14,901           15,277        15,427
    Weighted average common shares outstanding,
         as adjusted                                           5,769,001    5,847,631        5,751,624     5,838,319
Basic earnings per share                                           $1.03        $0.76            $0.36         $0.30
Diluted earnings per share                                         $0.99        $0.74            $0.34         $0.29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              FINANCIAL CONDITION

Assets and Liabilities

   Total assets remained stable at $536,363,000, at September 30, 1999, compared to $537,373,000 at December 31, 1998. There were decreases in securities available-for-sale, mortgage loans held-for-sale, federal funds sold, cash and due from banks, and accrued interest receivable. These decreases were substantially offset by increases in loans, securities held-to-maturity, premises and equipment, and other assets.

   Investments in securities available-for-sale decreased $39,935,000 or 32.2%, at September 30, 1999 compared to December 31, 1998. Investments in securities held-to-maturity increased $5,954,000, or 9.1%, at September 30, 1999 compared to December 31, 1998. The net decrease in investments in debt and equity securities was a result of shifting assets to fund loan growth.

   Mortgage loans held-for-sale decreased $8,993,000 or 82.1%, from
December 31, 1998 to September 30, 1999. The decrease was due to lower demand in the mortgage loan area at September 30, 1999 than at December 31, 1998 when low interest rates led to increased refinancing as well as origination of new mortgage loans.
Page 12
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The Company had no federal funds sold at September 30, 1999 compared to $6,500,000 at December 31, 1998. This decrease was a result of excess federal funds sold also being used to fund the increase in loans.

   The decrease in cash and due from banks of $2,395,000, or 12.6%, at September 30, 1999 compared to December 31, 1998 was attributable to a smaller dollar amount of deposit items in process of collection at September 30, 1999 compared to December 31, 1998 offset somewhat by an increase in cash on hand.

   Loans increased $49,782,000, or 17.3%, from December 31, 1998 to September 30, 1999. Included in this change was an increase of $27,791,000, or 58.6%, in consumer loans and an increase of $25,058,000, or 29.0%, in commercial real estate loans. These increases were somewhat offset by a decrease of $2,672,000, or 5.8%, in residential real estate loans and a decrease in commercial loans of $564,000, or 0.5%. The loan increase from December 31, 1998 was mainly due to increased funding in the commercial real estate area as well as increased demand in the indirect market resulting in higher consumer loans.

   Premises and equipment increased $658,000, or 5.4%, from December 31, 1998 to September 30, 1999. This increase was primarily due to the purchase in the first quarter of 1999 of a parking lot located at the main bank facility with a book value of $266,000 and reader sorter and imaging equipment purchased during the third quarter at a cost of $367,000.

   Other assets increased $656,000, or 12.3%, from December 31, 1998 to September 30, 1999. Contributing to the change was an increase of $751,000 in deferred taxes caused by the change from an unrealized gain on securities available-for-sale at December 31, 1998, to an unrealized loss at September 30, 1999. Also contributing to the increase was $90,000 of capitalized merger costs and $212,000 of taxes receivable. Somewhat offsetting these increases was the sale of property during 1999 that had a book value of $613,000 at December 31,1998.

   Total liabilities decreased $2,846,000, or 0.6%, from $476,666,000 at December 31, 1998 to $473,820,000 at September 30, 1999. Decreases in deposits were somewhat offset by increases in federal funds purchased and securities sold under repurchase agreements and Federal Home Loan Bank advances and other borrowings.

   Total deposits decreased $15,293,000, or 3.7%, from $409,898,000 at December 31, 1998 to $394,605,000 at September 30, 1999. Changes in deposit detail reflect the reclassification of certain demand deposits to savings deposits in 1999. This reclassification was not performed in 1998. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the bank was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account. The decrease in deposits included a decrease of $25,258,000, or 16.1%, in interest bearing demand deposits. Of this decrease, $12,709,000 was attributable to the reclassification of interest bearing deposits to savings in 1999. The deposit decrease also included a decrease of $15,218,000, or 24.2%, in non-interest bearing demand deposits. Included in this decrease was $10,022,000 reclassified to savings. The decrease in demand deposits was somewhat offset by a $22,682,000, or 127.8%, increase in savings deposits and a $2,483,000, or 7.2%, increase in time deposits $100,000 and over. The increase in savings was due to the reclassification of non-transactional interest bearing and non-interest bearing demand deposits totaling $22,731,000 into savings. The decrease in total deposits was attributable to seasonal run-off, as experienced in prior years. Total deposits were $389,670,000 at September 30, 1998, compared to $394,605,000 at September 30, 1999, a 1.3% increase.

   Federal funds purchased and securities sold under repurchase agreements increased $9,067,000, or 18.2%, from $49,963,000 at December 31, 1998 to
$59,030,000 at September 30, 1999. Included in this change were increases in term repurchase agreements of $5,000,000 and daily repurchase agreements of $4,942,000, offset by decreases in federal funds purchased of $875,000. The net increase was used to fund loan growth.

Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Federal Home Loan Bank advances and other borrowings increased
$3,207,000, or 32.1%, from $10,000,000 at December 31, 1998 to $13,207,000 at
September 30, 1999. The increase was mainly attributable to a $3,000,000 net increase in Federal Home Loan Bank advances to fund loan growth during 1999. Also contributing to the increase was a $207,000 increase in other borrowings due to the contract purchase of a parking lot at the main bank facility.

Capital

   Total stockholders' equity increased $1,836,000 from December 31, 1998 to September 30, 1999. The change is summarized as follows:

                                                   (in thousands)
Stockholders' equity, December 31, 1998                $60,707
Net income                                               5,729
Treasury stock transactions, net                        (1,142)
Stock appreciation rights                                   26
Purchase of fractional shares related to stock dividend     (5)
Cash dividends declared                                 (1,313)
Other comprehensive income                              (1,459)
Stockholders' equity, September 30, 1999               $62,543

   The Company declared a cash dividend of $0.08 per share, or $444,000, payable on October 18, 1999 to holders of record on October 5, 1999. A first quarter cash dividend of $0.08 per share, or $425,000, was paid April 16, 1999 and a second quarter cash dividend of $0.08 per share, or $444,000, was paid on July 16, 1999.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Company and BankIllinois exceeded all capital adequacy requirements to which they are subject.

   As of September 30, 1999, the most recent notification from its primary regulatory agency categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The Company's and BankIllinois' actual capital amounts and ratios are presented in the following table (in thousands):

                                                              To be well
                                                           capitalized under
                                         For capital       prompt corrective
Actual                               adequacy purposes:   action provisions:
                                       Amount   Ratio       Amount    Ratio        Amount    Ratio
As of September 30, 1999:
   Total capital
      (to risk-weighted assets)
     Consolidated                      $67,508   17.9%      $30,236    8.0%          N/A
     BankIllinois                      $61,223   16.4%      $29,929    8.0%        $37,412    10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                      $62,751   16.6%      $15,118    4.0%          N/A
     BankIllinois                      $56,512   15.1%      $14,965    4.0%        $22,447    6.0%
   Tier I capital
      (to average assets)
     Consolidated                      $62,751   11.6%      $21,587    4.0%          N/A
     BankIllinois                      $56,512   10.6%      $21,416    4.0%        $26,770    5.0%

Interest Rate Sensitivity

     The concept of interest rate sensitivity attempts to gauge exposure of BankIllinois' net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of BankIllinois to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. BankIllinois must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. BankIllinois monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods as well as financial forecasting/budgeting/reporting software packages.

Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The following table presents the Company's interest rate sensitivity at various intervals at September 30, 1999:

                                   Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                          (dollars in thousands)
                                                1-30        31-90    91-180     181-365   Over
                                                Days        Days      Days       Days    1 Year       Total
Interest earning assets:
   Federal funds sold                            $--        $--       $--        $--       $--          $--
   Debt and equity securities <F1>             6,754       6,426     7,729     20,985   115,302     157,196
   Loans <F2>                                 77,860      24,517    23,489     37,666   180,624     344,156
    Total interest earning assets             84,614      30,943    31,218     58,651   295,926     501,352
Interest bearing liabilities:
   Savings and interest-bearing
     demand deposits <F3>                     $3,632       2,926     4,572      9,139    36,737      57,006
   Money market savings deposits             105,196         --         --         --        --     105,196
   Time deposits                              10,232      26,060    23,962     40,284    74,059     174,597
   Federal funds purchased
      securities sold under repurchase
      agreements                              50,830          --     5,000      3,200         --     59,030
   FHLB advances and other
      other borrowings                         1,000          --        23      1,000    11,184      13,207
    Total interest bearing liabilities       170,890      28,986    33,557     53,623   121,980     409,036
Net asset (liability) funding gap           ($86,276)     $1,957   ($2,339)    $5,028  $173,946     $92,316
Interest earning assets as a percentage
  of interest bearing liabilities               0.50        1.07      0.93       1.09      2.43        1.23
Cumulative interest earning assets as
  a percentage of interest bearing
  liabilities                                   0.50        0.58      0.63       0.72      1.23        1.23

<F1>Debt and equity securities include securities available-for-sale, securities held to maturity, and non-marketable equity securities.
<F2>Loans are gross and include mortgage loans held-for-sale.

<F3>The total of savings and interest-bearing demand deposits does not include $10,022,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

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

Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     At September 30, 1999, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $863,000 in the 1-30 days category and $843,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

     In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $5,000,000 from the Federal Home Loan Bank on a secured basis.

     The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. Previously, the Company disclosed the potential effects of interest rate changes on the market value of equity. Effective with the quarter ended June 30, 1999, the Company changed the primary focus of its analysis to the effect of interest rate increases and decreases on net interest income. Management believes that this change more directly reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investments in debt and equity securities. All of the Company's financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime, Treasury Bills, or the federal funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 200 basis points in 100 basis point increments.

     The following table shows projected results at September 30, 1999 and December 31, 1998 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                             Basis Point Change
                                       +200    +100    -100    -200
               September 30, 1999    (0.9%)  (0.5%)    0.5%    0.9%
               December 31, 1998     (3.5%)  (1.7%)    1.7%    2.4%

   As shown in the above table, there was only a slight change on the impact of interest rate changes on net interest income at September 30, 1999 compared to December 31, 1998. The Company continues to remain liability sensitive, causing a projected decrease in net interest income from an increase in interest rates, and having an opposite affect from a decrease in interest rates.

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

Page 17
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Liquidity and Cash Flows

   The Company was able to meet liquidity needs during the first nine months of 1999. A review of the condensed consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $8,895,000 from December 31, 1998 to September 30, 1999. This decrease came from net cash used in investing and financing activities offset by net cash provided by operating activities.

    There were differences in sources and uses of cash during the nine months of 1999 compared to the first nine months of 1998. More cash was used in the area of investing activities during the first nine months of 1999 compared to the first nine months of 1998 when cash was provided by this area. This difference was primarily due to funding a higher dollar amount of loans in the first nine months of 1999 due to increased loan demand.
Paydowns on securities, which are reflective of the current interest rate environment, were also lower in the first nine months of 1999 compared to the same period of 1998. Purchases of debt and equity securities during the first nine months of 1999 were significantly lower than in the same period of 1998, and proceeds of debt and equity securities were slightly lower during the first nine months of 1999 compared to the same period of 1998. The investment portfolio was decreased to provide cash to fund the growth in loans. Less cash was used in the area of financing activities during the first nine months of 1999 compared to the first nine months of 1998. This was primarily due to an increase in time deposits, somewhat offset by a decrease in demand and savings deposits compared to the first nine months of 1998. In addition, an increase in federal funds purchased and securities sold under repurchase agreements used to fund loan growth was a factor in less cash being used for financing activities during the first nine months of 1999. More cash was provided by operating activities in the first nine months of 1999 compared to the first nine months of 1998 primarily due to less funds used for loans originated for sale, offset somewhat by less proceeds from sales of loans originated for sale. Stronger earnings during the first nine months of 1999, compared to the same period in 1998, also contributed to the increase in cash provided by operating activities.

Provision and Allowance for Loan Losses

   The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, assessment of Year 2000 credit risk, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $5,110,000 at September 30, 1999 compared to $5,279,000 at December 31, 1998, as net charge-offs of $439,000 exceeded provisions of $270,000 during the nine month period. The allowance for loan losses as a percentage of total loans fell to 1.48% at September 30, 1999, compared to 1.74% at December 31, 1998 as gross loans, including loans held-for-sale, increased from $304,000,000 to $344,000,000. Net charge-offs of $439,000 during the first nine months of 1999 stemmed primarily from the resolution of a commercial credit which had been identified by management as a sensitive asset since 1995.

   The allowance for loan losses as a percentage of nonperforming loans rose to 1,881% at September 30, 1999, compared to 343% at December 31, 1998. This increase was primarily due to a $1,269,000 reduction in non-performing loans. The total non-accrual loan balance was reduced by $1,118,000, with $838,000 of the reduction due to the resolution of a nonaccrual loan, of which $428,000 was charged off and $410,000 was transferred to other real estate. The real estate was sold during the second quarter of 1999. Another commercial nonaccrual credit of $162,000 was resolved during the third quarter which resulted in a recovery to the allowance of $50,000. Also contributing to the reduction in nonperforming loans was a $152,000 decrease in loans over 90 days past due and still accruing. Although unforeseen market conditions could result in significant adjustments in the future, management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio which are reasonably anticipated.

Page 18
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                             RESULTS OF OPERATIONS

Results of Operations For the Nine Months Ended September 30, 1999

   Net income for the first nine months of 1999 was $5,729,000, a $1,407,000, or 32.6%, increase from $4,322,000 during the first nine months of 1998. Basic earnings per share increased $0.27, or 35.5%, to $1.03 in the first nine months of 1999 from $0.76 in the same period of 1998. Diluted earnings per share increased $0.25, or 33.8%, to $0.99 in the first nine months of 1999 from $0.74 in the same period of 1998.

   Operating earnings for the nine months ended September 30, 1999, were $5,729,000 compared to $4,804,000 for the same period in 1998, an increase of $925,000, or 19.3%. Basic earnings per share on operating earnings increased $0.18, or 21.2%, to $1.03 in the first nine months of 1999 from $0.85 during the first nine months of 1998. Diluted earnings per share on operating earnings increased $0.17, or 20.7%, to $0.99 in the first nine months of 1999 from $0.82 in the same period of 1998. Net income for the first nine months of 1999 and 1998 was $5,729,000 and $4,322,000, respectively. The difference between operating and net earnings was due to non-recurring items affecting the first quarter of 1998. The non-recurring expense items, net of tax, in the first quarter of 1998 were $482,000. Included in these items was $317,000 related to organizational changes implemented to improve efficiency, including expenses related to the merger of BankIllinois Trust Company into BankIllinois. Also included was $165,000 of expense related to a loss on disposal of property.

Page 19
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                          CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                          (dollars in thousands)
                                                     Nine Months Ended September 30,

                                                   1999                           1998

                                        Average                        Average
                                        Balance  Interest  Rate        Balance  Interest  Rate

Assets
Taxable investment
  securities <F1>                     $162,692    $6,866  5.63%     $150,754    $6,786  6.00%
Tax-exempt investment
  securities <F1> (TE)                  19,573       938  6.39%        9,304       489  7.01%
Federal funds sold                      10,683       374  4.67%       15,184       624  5.48%
Loans <F2> <F3> (TE)                   311,641    20,369  8.71%      309,230    20,979  9.05%

  Total interest earning assets
       and interest income (TE)       $504,589   $28,547  7.54%     $484,472   $28,878  7.95%

Cash and due from banks                $15,900                       $17,774
Premises and equipment                  12,502                        10,078
Other assets                            10,345                        12,455

  Total assets                        $543,336                      $524,779

Liabilities and Stockholders' Equity
Interest bearing demand
  deposits                            $143,235     3,717  3.34%     $146,998    $4,007  3.64%
Savings                                 32,180       412  1.79%       17,142       249  1.94%
Time deposits                          170,782     6,938  5.42%      186,760     8,031  5.73%
Short-term borrowings                   58,844     2,068  4.69%       45,653     1,766  5.16%
FHLB advances                           10,532       475  6.01%        8,262       404  6.52%

  Total interest bearing
       liabilities and interest
       expense                        $415,573    13,610  4.37%     $404,815   $14,457  4.76%

Noninterest bearing
  demand deposits                      $59,133                       $54,167
Other liabilities                        7,110                         7,009

  Total liabilities                   $481,816                      $465,991
Stockholders' equity                    61,520                        58,788

  Total liabilities and
       stockholders' equity           $543,336                      $524,779

Interest spread (average
  rate earned minus
  average rate paid) (TE)                                 3.17%                         3.19%

Net interest income (TE)                         $14,937                       $14,421

Net yield on interest
  earning assets (TE)                                     3.95%                         3.97%


     <F1> Investments in debt securities are included at carrying value.
     <F2> Loans are net of allowance for loan losses.  Nonaccrual loans are included in the total.
     <F3> Loan fees of approximately $643,000 and $650,000  in 1999 and 1998, respectively, are included in total loan income.

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

ANALYSIS OF VOLUME AND RATE CHANGES
(in thousands)

                          Nine Months Ended September 30, 1999

                                            Increase
                                           (Decrease)
                                              from
                                            Previous   Due to    Due to
                                              Year     Volume     Rate

Interest Income
  Taxable investment securities               $80       $676     ($596)
  Tax-exempt investment
       securities (TE)                        449        523       (74)
  Federal funds sold                         (250)      (167)      (83)
  Loans (TE)                                 (610)       252      (862)

       Total interest income (TE)           ($331)    $1,284   ($1,615)

Interest Expense
  Interest bearing demand deposits          ($290)      ($72)    ($218)
  Savings                                     163        197       (34)
  Time deposits                            (1,093)      (663)     (430)
  Federal funds purchased and securities
        sold under repurchase agreements      302        556      (254)
  FHLB advances and other borrowings           71        121       (50)

       Total interest expense               ($847)      $139     ($986)

Net Interest Income (TE)                     $516     $1,145     ($629)



   Net interest income on a tax equivalent basis was $516,000, or 3.6% higher for the first nine months of 1999 compared to 1998. Total tax-equivalent interest income was $331,000, or 1.1% lower in 1999 compared to 1998, and interest expense decreased $847,000, or 5.9%. The decrease in interest income was primarily due to lower interest rates offset somewhat by an increase in average earning assets. The decrease in interest expense was primarily due to lower interest rates.

   The decrease in total interest income was mainly due to a decrease in interest income from loans and federal funds sold, offset somewhat by increases in taxable and tax-exempt investment interest. The decrease in interest income from loans was due to lower interest rates, offset somewhat by an increase in average loans outstanding during the first nine months of 1999 compared to the first nine months of 1998. The decrease in interest from federal funds sold was primarily due to a decrease in average federal funds sold during the period caused by shifting assets to fund loan growth. The increase in investment interest income was mainly due to an increase in total average investments, somewhat offset by lower yields. The increase in the total average investment portfolio included an increase in investments held-to-maturity of $43,361,000, or 162.7%, offset somewhat by a decrease in average investments available-for-sale of $21,154,000, or 15.9%, during the first nine months of 1999 compared to 1998.

   The decrease in total interest expense was mainly due to a decrease in interest on time deposits and interest bearing demand deposits, offset somewhat by an increase in interest expense on federal funds purchased and securities sold under repurchase agreements as well as interest expense on savings deposits. Interest expense on time deposits
Page 21
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
decreased during the first nine months of 1999 compared to the first nine months of 1998 mainly because of lower volume as well as lower rates. Interest expense on interest bearing demand deposits was lower in 1999 primarily due to lower interest rates and somewhat due to lower volume in this category. There was an increase in interest expense on federal funds purchased and securities sold under repurchase agreements in the first nine months of 1999 compared to 1998 due to an increased amount of borrowings, mostly in the areas of federal funds purchased and daily repurchase agreements, used to fund loan growth in 1999. This was somewhat offset by lower rates on these borrowings. Interest expense on savings deposits also increased, primarily due to increased volume in this area. The lower volume of interest bearing demand deposits and the higher volume of savings deposits was mainly caused by reclassifying non-transactional interest bearing demand deposits into the savings category during 1999, as described in the financial condition section above.

   The provision for loan losses recorded was $270,000 during the first nine months of 1999. This was $75,000, or 21.7%, lower than the $345,000 recorded during the first nine months of 1998. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

   Total non-interest income increased $441,000, or 12.0%, during the first nine months of 1999 compared to the first nine months of 1998. Included in this increase was an increase of $229,000, or 14.1%, in trust fees. This was due to both an increase in the number of accounts as well as an increase in the market value of the portfolio under management, somewhat offset by a decrease in farm management fees of $63,000, or 28.0%, resulting from the declining farm economy. In addition, there was an increase of $146,000, or 13.0%, in other non-interest income. This increase included $159,000 of consulting revenue in 1999. Also contributing to the change in other non-interest income in 1999 was $104,000 recognized in September 1998 from the sale of the Visa portfolio. Non-interest income was also positively affected by a $92,000, or 200.0%, increase in income from securities transactions. This was mainly the result of selling an equity investment during August 1999 for a gain of $100,000. Somewhat offsetting these increases in total non-interest income was a decrease of $27,000, or 6.6% from gains on sales of mortgage loans held-for-sale. This decrease reflected a $3,837,000, or 8.4%, decrease in funded mortgage loans held-for-sale during the first nine months of 1999 compared to the first nine months of 1998 when significant growth occurred in this area due to lower interest rates.

   Total non-interest expense decreased $1,110,000, or 9.9%, during the first nine months of 1999 compared to the first nine months of 1998. Included in the decrease was a decrease in salaries and employee benefits of $550,000, or 8.6%. Of this decrease, $472,000 was due to organizational changes implemented during the first quarter of 1998 to improve efficiency, including the merger of BankIllinois Trust Company into BankIllinois. Other expenses decreased $474,000, or 19.3%. Included in this decrease was a loss on disposal of property of $248,000 in 1998 compared to none in 1999, a gain on disposal of other real estate of $39,000 in 1999, and an $82,000 decrease in Visa credit card expenses due to selling the portfolio in September 1998. Also contributing to the decrease in other expenses was a decrease in legal expenses in 1999 compared to 1998 when expenses related to organizational changes in connection with the merger of the Company's two subsidiaries, BankIllinois and BankIllinois Trust Company, were incurred. Net occupancy expense decreased $158,000, or 15.2%, during the first nine months of 1999 compared to the same period in 1998. Included in occupancy expense in 1999 was rental income on the Executive Center, which was net of maintenance and depreciation expenses. This property was moved to premises and equipment from other assets on December 31, 1998. Also affecting the decrease in occupancy expense was the sale of a vacant building and the adjacent parking lot in March 1998.

   Income tax expense increased $584,000, or 28.1%, during the first nine months of 1999 compared to the first nine months of 1998, due to higher income in 1999 resulting in more taxable income. The Company's effective tax rate was comparable for both periods.

Results of Operations For the Three Months Ended September 30, 1999

   Net income for the third quarter of 1999 was $1,973,000, a $258,000, or 15.0%, increase from $1,715,000 during the third quarter of 1998. Basic earnings per share increased $0.06, or 20.0%, to $0.36 in the third quarter of 1999 from $0.30 in the same period of 1998. Diluted earnings per share increased $0.05, or 17.2%, to $0.34 in the third quarter of 1999 from $0.29 in the same period of 1998.
Page 22
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                          CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                          (dollars in thousands)
                                                     Three Months Ended September 30,
                                                   1999                           1998

                                        Average                        Average
                                        Balance  Interest  Rate        Balance  Interest  Rate
Assets
Taxable investment
  securities <F1>                     $146,440    $2,054  5.61%     $150,664    $2,211  5.87%
Tax-exempt investment
  securities <F1> (TE)                  19,611       310  6.37%       10,467       181  6.95%
Federal funds sold                       4,884        62  5.00%       18,780       258  5.47%
Loans <F2> <F3> (TE)                   330,770     7,282  8.81%      306,603     7,009  9.14%

  Total interest earning assets
       and interest income (TE)       $501,705    $9,708  7.74%     $486,514    $9,659  7.94%

Cash and due from banks                $15,066                       $17,115
Premises and equipment                  12,660                         9,700
Other assets                             9,855                        12,601

  Total assets                        $539,286                      $525,930

Liabilities and Stockholders' Equity
Interest bearing demand
  deposits                            $137,544     1,229  3.45%     $145,712    $1,317  3.62%
Savings                                 31,773       137  1.81%       17,180        85  1.98%
Time deposits                          171,752     2,333  5.43%      183,603     2,625  5.72%
Short-term borrowings                   57,511       705  4.90%       48,701       620  5.09%
FHLB advances                           12,991       198  6.07%       10,441       165  6.32%

  Total interest bearing
       liabilities and interest
       expense                        $411,571     4,602  4.47%     $405,637    $4,812  4.75%

Noninterest bearing
  demand deposits                      $58,961                       $53,773
Other liabilities                        6,741                         6,958

  Total liabilities                   $477,273                      $466,368
Stockholders' equity                    62,013                        59,562

  Total liabilities and
       stockholders' equity           $539,286                      $525,930

Interest spread (average
  rate earned minus
  average rate paid) (TE)                                 3.27%                         3.19%

Net interest income (TE)                          $5,106                        $4,847

Net yield on interest
  earning assets (TE)                                     4.07%                         3.99%

     <F1> Investments in debt securities are included at carrying value.
     <F2> Loans are net of allowance for loan losses.  Nonaccrual loans are included in the total.
     <F3> Loan fees of approximately $178,000 and $252,000 in 1999 and 1998, respectively, are included in total loan income.

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

ANALYSIS OF VOLUME AND RATE CHANGES
(in thousands)

                          Three Months Ended September 30, 1999

                                            Increase
                                           (Decrease)
                                              from
                                            Previous   Due to    Due to
                                              Year     Volume     Rate

Interest Income
  Taxable investment securities             ($157)      ($60)     ($97)
  Tax-exempt investment
       securities (TE)                        129        229      (100)
  Federal funds sold                         (196)      (175)      (21)
  Loans (TE)                                  273      1,597    (1,324)

       Total interest income (TE)             $49     $1,591   ($1,542)

Interest Expense
  Interest bearing demand deposits           ($88)      ($48)     ($40)
  Savings                                      52        101       (49)
  Time deposits                              (292)      (165)     (127)
  Federal funds purchased and securities
        sold under repurchase agreements       85        223      (138)
  FHLB advances and other borrowings           33         75       (42)

       Total interest expense               ($210)      $186     ($396)

Net Interest Income (TE)                     $259     $1,405   ($1,146)


   Net interest income on a tax equivalent basis was $259,000, or 5.3%, higher for the third quarter of 1999 compared to the third quarter of 1998. Total tax-equivalent interest income was $49,000, or 0.5%, higher in 1999 compared to 1998, and interest expense decreased $210,000, or 4.4%. The increase in interest income was due to an increase in average earning assets, offset somewhat by lower interest rates. The decrease in interest expense was primarily due to lower interest rates, offset somewhat by an increase in average interest bearing liabilities.

   The increase in total interest income was due to an increase in interest income from loans and tax-exempt investments, somewhat offset by decreases in interest from federal funds sold and taxable investment interest income. The increase in interest income from loans was due to an increase in average loans outstanding in the third quarter of 1999 compared to the third quarter of 1998, somewhat offset by lower interest rates in 1999. The increase in tax-exempt investment income was due to the higher average balance of state and municipal securities held during the third quarter of 1999 compared to the third quarter of 1998, somewhat offset by lower yields on these investments. The decrease in interest from federal funds sold was primarily due to a decrease in average federal funds sold during the period caused by shifting assets to fund loan growth. Income from taxable investment securities decreased due to lower rates as well as a somewhat lower average balance of these securities during the third quarter of 1999 compared to the third quarter of 1998. The decrease in the average balance of the investment portfolio included a decrease of $38,707,000, or 29.2%, in investments available-for-sale and a somewhat offsetting increase of $34,483,000, or 188.2%, increase in average investments held-to-maturity .

Page 24
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   The decrease in total interest expense was primarily due to a decrease in interest expense on time deposits and interest bearing demand deposits, somewhat offset by an increase in interest expense on federal funds purchased and securities sold under repurchase agreements as well as interest expense on savings deposits. Interest expense on time deposits and interest bearing demand deposits decreased during the third quarter of 1999 compared to the third quarter of 1998 mainly due to lower volume as well as lower rates for both of these categories. Interest expense on federal funds purchased and securities sold under repurchase agreements increased in the third quarter of 1999 compared to the third quarter of 1998 due to an increased amount of borrowings, mainly in the area of term repurchase agreements and federal funds purchased, used to fund loan growth in the third quarter of 1999. This was somewhat offset by lower rates on these borrowings. Interest expense on savings deposits also increased, primarily due to increased volume in this area. The lower volume of interest bearing demand deposits and the higher volume of savings deposits was mainly caused by reclassifying non-transactional interest bearing demand deposits into the savings category during 1999 as described in the financial condition section above.

   The provision for loan losses recorded was $90,000 during both the third quarter of 1999 and the third quarter of 1998. The provision during both of these periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

   Total non-interest income increased $89,000, or 6.9%, during the third quarter of 1999 compared to the third quarter of 1998. Included in this increase was an $111,000, or 21.3%, increase in trust fees which was due to both an increase in the number of accounts as well as an increase in the market value of the portfolio under management, somewhat offset by a decrease in farm management fees of $21,000, or 28.0%, due to the declining farm economy. Also contributing to the increase in non-interest income was an $81,000, or 736.4%, increase in income from securities transactions. This was mainly the result of selling an equity investment during August 1999 for a gain of $100,000. These increases to non-interest income were somewhat offset by a decrease of $62,000, or 40.0%, from gains on sales of mortgage loans held-for-sale. This decrease reflected a $9,318,000, or 52.4%, decrease in funded mortgage loans held-for-sale during the third quarter of 1999 compared to the third quarter of 1998 when significant growth occurred in this area due to lower interest rates. A decrease in other non-interest income of $41,000, or 9.0%, was an additional offset to the increases in total non-interest income. This decrease was due to $104,000 booked in September 1998 from the sale of the Visa portfolio. This was somewhat offset by an increase of $23,000 in brokerage income in the third quarter of 1999 compared to the third quarter of 1998 and $20,000 of consulting income in the third quarter of 1999.

   Total non-interest expense decreased $61,000, or 1.8%, during the third quarter of 1999 compared to the third quarter of 1998. Included in this decrease was a decrease in occupancy expenses of $57,000, or 16.8%.
Occupancy expenses in 1999 included the net income (rental income less building expenses) for the Executive Center which was transferred to premises and equipment from other assets on December 31, 1998. Also contributing to the decrease in non-interest expense was a decrease in salaries and employee benefits expense of $38,000, or 1.9%. These decreases were somewhat offset by an increase in equipment expense of $30,000, or 13.5%, in the third quarter of 1999 compared to the third quarter of 1998. This was primarily due to a $24,000 increase in depreciation expense on furniture and equipment in the third quarter of 1999 compared to the same period in 1998, primarily due to purchases of computer equipment, including imaging technology.

   Income tax expense increased $107,000, or 13.1%, during the third quarter of 1999 compared to the third quarter of 1998, due to higher income in 1999 resulting in more taxable income. The Company's effective tax rate was comparable for both periods.

RECENT MERGER DEVELOPMENTS

   On August 12, 1999, the Company, First Decatur Bancshares, Inc., and Main Street Trust, Inc., entered into an Agreement and Plan of Merger. The consummation of the merger is subject to certain conditions and the occurrence of certain events, such as the approval of the Company's stockholders and the receipt of required regulatory approvals. The parties currently anticipate that the merger will close during the first quarter of 2000.

Page 25
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

YEAR 2000

   In December 1996, the Company developed its Year 2000 Project Plan, following the guidelines established by the FFIEC. An integral part of the plan was to establish a Year 2000 Committee comprised of representatives from key areas throughout the organization. The Committee's mission is to identify issues related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee has developed a comprehensive, prioritized inventory of all hardware, software, and material third party providers that may be adversely affected by the Year 2000 date change, and has contacted vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as alarms, building access, elevators and heating and cooling systems, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to track the progress each vendor is making in resolving the problems associated with the issue. The Company relies on software purchased from third-party vendors rather than internally-generated software. The Company has tested 100% of its systems on a test server that emulates the current network and systems of the Company. The Company has renovated all of the mission critical systems. The Company is currently operating on the Year 2000 compliant releases for core systems supported by its third party data processor.

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

   Management anticipates that there will be no additional out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000. Although management feels confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

RECENT REGULATORY DEVELOPMENTS

   Pending Legislation. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in
Page 26
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or
(iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

   National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

   The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiary.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

   This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further
Page 27
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   See pages 15 through 17.
Page 28
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

27.  Financial Data Schedule

b.  Reports

A Form 8-K was filed on August 17, 1999, which reported under Item 5 that an Agreement and Plan of Merger by and between the Company, First Decatur Bancshares, Inc., and Main Street Trust, Inc., had been executed on August 12, 1999.
Page 29
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BANKILLINOIS FINANCIAL CORPORATION



Date:  November 5, 1999



By:    /s/ David B. White
       Executive Vice President
       and Chief Financial Officer