Form 10-K
period 1999-12-31
BANKILLINOIS FINANCIAL CORP
filed 2000-03-22
CIK 941622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The index to exhibits is located on page 69 of 70 total sequentially numbered pages.


As of March 1, 2000, the Registrant had issued and outstanding 5,550,724 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000, was $62,368,120.*

* Based on the last reported price ($22.625) of an actual transaction in Registrant's Common Stock on March 1, 2000, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.



DOCUMENTS INCORPORATED BY REFERENCE

     None.

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                       BANKILLINOIS FINANCIAL CORPORATION

                            Form 10-K Annual Report

                               Table of Contents

                                     Part I

Item 1.   Description of Business                                          1
          A.  General
          B.  Business of the Company and Subsidiary
          C.  Competition
          D.  Monetary Policy and Economic Conditions
          E.  Regulation and Supervision
          F.  Employees

Item 2.   Properties                                                       8
Item 3.   Legal Proceedings                                                9
Item 4.   Submission of Matters to a Vote of Security Holders              9

                                    Part II

Item 5.   Market for Registrant's Common Equity and
              Related Stockholder Matters                                  9
Item 6.   Selected Consolidated Financial Data                            10
Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk      28
Item 8.   Financial Statements and Supplementary Data                     28
Item 9.   Changes in and Disagreements on Accounting
              and Financial Disclosure                                    56

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant              57
Item 11.  Executive Compensation                                          61
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                              64
Item 13.  Certain Relationships and Related Transactions                  65

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                 67

Page 3
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

       A.  GENERAL

       BankIllinois Financial Corporation (the "Company"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on December 9, 1994, and on June 30, 1995, the Company acquired all of the outstanding stock of BankIllinois and The Champaign National Bank following the merger (the "1995 Merger") of Central Illinois Financial Corporation ("CIF") and BankIllinois Financial Co. ("BKI"). On October 20, 1995, BankIllinois and The Champaign National Bank were merged to form BankIllinois ("BankIllinois" or the "Bank"), an Illinois chartered bank. On September 14, 1999, BankIllinois Trust Company, the Company's only non-bank subsidiary, was merged into BankIllinois.

       On August 12, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, First Decatur Bancshares, Inc. ("First Decatur") and Main Street Trust, Inc. ("Main Street"). Pursuant to the terms of the Merger Agreement, the Company and First Decatur will merge with and into Main Street. As a result of this transaction, Main Street will continue as the surviving holding company, with BankIllinois, First National Bank of Decatur, First Trust Bank of Shelbyville, and FirsTech, Inc., the wholly owned subsidiaries of Main Street. It is anticipated that this transaction will close and the merger will become effective in the first quarter of 2000.

       B.  BUSINESS OF THE COMPANY AND SUBSIDIARY

GENERAL

       The Company conducts the business of banking and offers trust services through BankIllinois, its wholly owned subsidiary. As of December 31, 1999, the Company had consolidated total assets of $571.8 million, stockholders' equity of $63.7 million and trust assets under administration of approximately $495.3 million. Substantially all of the income of the Company is currently derived from dividends received from BankIllinois. The amount of these dividends is directly related to the earnings of BankIllinois and is subject to various regulatory restrictions. See "Regulation and Supervision."

       BankIllinois conducts a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, consumer and real estate lending, including installment loans and personal lines of credit; safe deposit operations; and additional services tailored to the needs of individual customers, such as the sale of traveler's checks, cashier's checks and other specialized services. BankIllinois also offers personalized financial planning services through the PrimeVest Investment Center at BankIllinois, which services include a broad spectrum of investment products, including stocks, bonds, mutual funds and tax advantaged investments. In addition, the trust & investments division offers a wide range of services such as investment management and acting as trustee, consultant, guardian, executor and agent.

       Commercial lending at BankIllinois covers such categories as agriculture, manufacturing, capital, inventory, construction, real estate development and commercial mortgages. Commercial lending, particularly loans to small and medium sized businesses, accounts for a major portion of BankIllinois' loan portfolio. BankIllinois' retail banking division makes loans to consumers for various purposes, including home equity and automobile loans. The consumer mortgage loan department, which is part of the retail banking division, specializes in real estate loans to individuals. BankIllinois also purchases installment obligations from retailers, primarily without recourse.

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

       LOAN PORTFOLIO COMPOSITION. BankIllinois' loan portfolio totaled approximately $354.8 million at December 31, 1999, representing 62% of BankIllinois' total assets at that date. At that date, BankIllinois' loan portfolio included approximately $116.9 million of commercial, financial and agricultural loans, $161.5 million of real estate loans and $76.4 million of installment and consumer loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Financial Condition--Loans."

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

INVESTMENT SECURITIES

       The carrying value of the Company's securities at December 31, 1999 was approximately $147.5 million, representing 26% of the Company's total assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Investment Securities."

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

       Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

       E.  REGULATION AND SUPERVISION

GENERAL

       Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

RECENT REGULATORY DEVELOPMENTS

       On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

       At this time, the Company is unable to predict the impact the Act may have on the Company and the Bank. Various bank regulatory agencies have begun issuing proposed regulations as mandated by the Act. The Federal Reserve has issued an interim rule that sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. The Office of the Comptroller of the Currency has issued a final rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. In addition, in February, 2000, all federal bank regulatory agencies jointly issued a proposed rule that would implement the financial privacy provisions of the Act.

THE COMPANY

       GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

       INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

       The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be so closely related to banking ... as to be a
proper incident thereto.   Under current regulations of the Federal Reserve,
the Company and its subsidiary are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.
Page 4
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

       As of December 31, 1999, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 17.3% and a leverage ratio of 11.6%.

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

       During the year ended December 31, 1999, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

       FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank paid FICO assessments totaling $47,000.

       SUPERVISORY ASSESSMENTS. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the bank's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1999, the Bank paid supervisory assessments to the Commissioner totaling $72,000.

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

       During the year ended December 31, 1999, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 9.7% and a risk-based capital ratio of 14.7%.

Page 6
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

       Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Bank was well capitalized, as defined by FDIC regulations.

       DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits.

       The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, approximately $1.5 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

       INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or its subsidiary or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

       SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

       In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

       FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

       F.  EMPLOYEES

       The Company had a total of 218 employees at December 31, 1999, consisting of 171 full-time employees and 47 part-time. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiary. The Company offers a variety of employee benefits, and management considers its employee relations to be excellent.

ITEM 2.     PROPERTIES

       BankIllinois owns the land and buildings at the Company's principal executive offices in Champaign, Illinois. One building is BankIllinois' main banking office, located at 100 W. University. The second building, located adjacent to BankIllinois, is used for bank offices with excess space treated as rental property. In addition, BankIllinois owns three separate branch facilities, one a few blocks from the main banking office, one approximately two miles from the main banking office of BankIllinois and the other approximately five miles away.

       BankIllinois also leases space in two supermarket stores where it operates branch facilities. One supermarket branch is situated in Urbana, Illinois, approximately three miles from BankIllinois' main office. The second is located in Mahomet, Illinois, approximately ten miles from BankIllinois' main banking office. In addition, BankIllinois leases three other branch facility locations, one approximately two miles southwest of the main banking office, a second facility located two miles southeast of the main banking office, and a third facility located two miles east of the main banking office. BankIllinois also leases approximately 13,000 square feet in a building located at 206 North Randolph, within 1 block of the main banking office. This location had been used for operations and other support services. During 1997, some of these functions were relocated to the Bank's main banking office, and the Bank entered into a sublease for a portion of this space. During 1999, the Bank entered into a sublease for the entire space.

       BankIllinois also owns one other building and three parking lots which are located within a mile of its main banking office. The building is used for storage. The parking lots are partially leased and are also used by BankIllinois employees.

Page 8
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

       The Company believes that its facilities are adequate to serve its present needs. The main banking office complex for the Company is owned in fee and is unencumbered.

ITEM 3.     LEGAL PROCEEDINGS

       In the course of business, the Company and the Bank become involved in various lawsuits and claims that are incidental to their respective businesses. As of the date of filing this report, there were no causes of action which would have a material adverse effect on the business or financial condition of the Company or the Bank.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no items submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       The Company's Common Stock was held by approximately 422 shareholders of record as of March 1, 2000, and is traded in the over-the-counter market.

       The following table shows, for the periods indicated, the range of prices per share of the Company's Common Stock in the over-the-counter market, as reported to the Company by the brokers known to the Company to regularly follow the market for the Common Stock. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions, and have not been adjusted to reflect the 5% stock dividends paid by the Company in 1998 and 1999.

1998   QUARTER ENDING:                    PRICE/SHARE
       March 31, 1998                     $18.57 - $20.95
       June 30, 1998                      $20.00 - $22.50
       September 30, 1998                 $21.75 - $24.00
       December 31, 1998                  $21.50 - $23.25

1999   QUARTER ENDING:                    PRICE/SHARE
       March 31, 1999                     $21.54 - $22.14
       June 30, 1999                      $21.78 - $24.37
       September 30, 1999                 $22.75 - $24.62
       December 31, 1999                  $22.56 - $23.43

       The Company paid a 5% stock dividend in the second quarters of 1998 and 1999. The Company also paid $0.08 per share cash dividends in January, April, July and October of 1998 and 1999. During the fourth quarter of 1999, the Company declared an $0.08 per share cash dividend which was paid on January 19, 2000.
       The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Bank's ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

Page 9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 1999. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein. All references to numbers of shares and per share amounts have been retroactively restated to reflect the 5% stock dividends in 1996, 1997, 1998 and 1999.

                                                             YEAR ENDED DECEMBER 31,

                                                  1999       1998      1997      1996      1995
                                                  (dollars in thousands, except per share data)

Interest income                                  $38,016  $38,014   $37,346   $35,088   $35,903
Interest expense                                  18,433   18,962    19,410    17,825    17,689

Net interest income                               19,583   19,052    17,936    17,263    18,214
Provision for loan losses                            360      535       465       375     3,097

Net interest income after provision for
  loan losses                                     19,223   18,517    17,471    16,888    15,117
Noninterest income                                 5,289    4,935     4,476     4,291     3,951
Noninterest expense                               13,447   14,457    13,888    14,495    19,054
Income tax expense                                 3,513    2,921     2,659     2,183       248
Discontinued operations--gain on disposal
  of subsidiary                                        -        -         -         -       570

Net income                                        $7,552   $6,074    $5,400    $4,501      $336

Basic earnings per share:
  Income from continuing operations                $1.36    $1.07     $0.95     $0.79    ($0.04)
  Discontinued operations--gain on disposal
     of subsidiary                                    -         -         -         -      0.10

  Net income                                       $1.36    $1.07     $0.95     $0.79     $0.06

Diluted earnings per share:
  Income from continuing operations                $1.31    $1.04     $0.93     $0.77    ($0.04)
  Discontinued operations--gain on disposal
     of subsidiary                                    -         -         -         -      0.10

  Net income                                       $1.31    $1.04     $0.93     $0.77     $0.06

Return on average total assets                     1.38%    1.15%     1.05%     0.92%     0.07%
Return on average stockholders' equity            12.19%   10.28%     9.95%     9.00%     0.68%
Cash dividends declared per common share <F1>      $0.32    $0.30     $0.07    $    -     $0.19

Total assets                                    $571,777 $537,373  $539,366  $515,440  $520,586
Investment in debt and equity securities         147,501  191,136   155,386   153,492    97,304
Loans held for investment, net                   349,778  287,306   309,729   280,281   311,519
Deposits                                         420,803  409,898   417,154   404,130   419,157
Borrowings                                        80,456   59,963    57,857    52,941    45,273
Total stockholders' equity                        63,725   60,707    57,330    52,096    48,408

Total stockholders' equity to total assets        11.15%   11.30%    10.63%    10.11%     9.30%
Average stockholders' equity to average assets    11.36%   11.19%    10.57%    10.18%    10.00%

<F1> Prior to the merger of CIF and BKI, only CIF paid cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 1999, 1998 and 1997 for the Company, including BankIllinois, and an analysis of the Company's financial condition at December 31, 1999 compared to December 31, 1998 and at December 31, 1998 compared to December 31,
Page 10
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

1997. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes which begin at page 29 of this report.

RESULTS OF OPERATIONS

       The Company had record earnings of $7,552,000 from operations in 1999 compared to $6,074,000 in 1998 and $5,400,000 in 1997. The Company had net income of 1.38%, 1.15% and 1.05%, from operations on average assets in 1999, 1998 and 1997, respectively. The rate of return on operations in 1999 improved relative to 1998 and 1997. Basic earnings per share from continuing operations was $1.36, $1.07 and $0.95 in 1999, 1998 and 1997, respectively. Diluted earnings per share from operations was $1.31, $1.04 and $0.93 in 1999, 1998 and 1997, respectively.

NET INTEREST INCOME

       Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets--primarily loans and investments--and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 34%. The adjustment to net interest income for the tax effect of tax-exempt assets is shown in the following schedule. Net tax equivalent
(TE) interest income of $20,007,000 in 1999 reflected an increase from the $19,295,000 recorded in 1998, which was an increase from the $18,105,000 recorded in 1997.

                 NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
                                 (in thousands)

                                               1999      1998      1997
Total interest income                        $38,016   $38,014   $37,346
Total interest expense                        18,433    18,962    19,410

  Net interest income                         19,583    19,052    17,936
Tax equivalent adjustment:
  Tax-exempt investments                         421       236       156
  Tax-exempt loans                                 3         7        13

       Total adjustment                          424       243       169

Net interest income (TE)                     $20,007   $19,295   $18,105


Page 11
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                      CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
                                                      (dollars in thousands)
                                              1999                          1998                          1997
                                   Average                       Average                       Average
                                   Balance  Interest  Rate       Balance  Interest  Rate       Balance  Interest  Rate
Assets
Taxable investment
  securities <F1>                $155,672    $8,767   5.63%    $153,732    $9,115   5.93%    $156,101    $9,796   6.28%
Tax-exempt investment
  securities <F1> (TE)             19,379     1,236   6.37%      10,008       695   6.94%       6,674       458   6.86%
Federal funds sold                 11,846       581   4.90%      17,900       945   5.28%      13,973       762   5.45%
Loans <F2><F3> (TE)               319,121    27,856   8.73%     306,120    27,502   8.98%     296,170    26,499   8.95%

  Total interest earning
       assets and interest
       income (TE)               $506,018   $38,440   7.60%    $487,760   $38,257   7.84%    $472,918   $37,515   7.93%

Cash and due from banks           $16,508                       $17,836                       $17,919
Premises and equipment             12,614                         9,984                        10,971
Other assets                       10,307                        12,386                        11,490

  Total assets                   $545,447                      $527,966                      $513,298

Liabilities and Stockholders' Equity
Interest bearing demand
  deposits                       $141,199    $4,927   3.49%    $148,492     5,184   3.49%    $139,613    $5,087   3.64%
Savings                            32,194       559   1.74%      17,073       333   1.95%      17,557       334   1.90%
Time deposits                     173,285     9,436   5.45%     183,346    10,471   5.71%     192,253    11,122   5.79%
Federal funds purchased and
     securities sold under
     repurchase agreements         58,930     2,820   4.79%      48,687     2,401   4.93%      42,984     2,275   5.29%
FHLB advances and other
     borrowings                    11,501       691   6.01%       8,962       573   6.39%       8,942       592   6.62%

  Total interest bearing
       liabilities and interest
       expense                   $417,109   $18,433   4.42%    $406,560   $18,962   4.66%    $401,349   $19,410   4.84%

Noninterest bearing
     demand deposits              $46,222                       $55,469                       $51,405
Noninterest bearing
     savings deposits <F4>         13,332                             -                             -
Other liabilities                   6,848                         6,836                         6,288

  Total liabilities              $483,511                      $468,865                      $459,042
Stockholders' equity               61,936                        59,101                        54,256

  Total liabilities and
       stockholders' equity      $545,447                      $527,966                      $513,298

Interest spread (average
  rate earned minus
  average rate paid) (TE)                             3.18%                         3.18%                         3.09%

Net interest income (TE)                    $20,007                       $19,295                       $18,105

Net yield on interest
  earning assets (TE)                                 3.95%                         3.96%                         3.83%

<F1> Investments in debt securities are included at carrying value.
<F2> Loans are net of allowance for loan losses and include mortgage loans held for sale.  Nonaccrual loans are included in the total.
<F3> Loan fees of approximately $864,000, $801,000 and $533,000 in 1999, 1998 and 1997, respectively, are included in total loan income.
<F4> See definition of deposit accounts in note 7 in the Notes to
     Consolidated Financial Statements.

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

                                     ANALYSIS OF VOLUME AND RATE CHANGES
                                                (in thousands)

                                                         1999                         1998
                                              Increase                     Increase
                                             (Decrease)                   (Decrease)
                                                from                         from
                                              Previous  Due to   Due to    Previous  Due to  Due to
                                                Year    Volume    Rate       Year    Volume   Rate
Interest Income
  Taxable investment securities                ($348)   $114    ($462)     ($681)   ($146)   ($535)
  Tax-exempt investment securities               541     603      (62)       237      231        6
  Federal funds sold                            (364)   (301)     (63)       183      208      (25)
  Loans                                          354   1,148     (794)     1,003      912       91

       Total interest income                    $183  $1,564  ($1,381)      $742   $1,205    ($463)

Interest Expense
  Interest bearing demand deposits             ($257)  ($254)     ($3)       $97     $313    ($216)
  Savings                                        226     265      (39)        (1)     (10)       9
  Time deposits                               (1,035)   (560)    (475)      (651)    (501)    (150)
  Federal funds purchased and securities
       sold under repurchase agreements          419     492      (73)       126      288     (162)
  Federal Home Loan Bank advances                118     155      (37)       (19)       1      (20)

       Total interest expense                  ($529)    $98    ($627)     ($448)     $91    ($539)

Net Interest Income (TE)                        $712  $1,466    ($754)    $1,190   $1,114      $76

        Total average earning assets increased from $487,760,000 in 1998 to $506,018,000 in 1999, generating higher levels of interest income in 1999, while interest expense decreased despite higher average interest bearing liabilities. Average loans increased $13,001,000, resulting in an increase of $354,000 in interest income, of which $1,148,000 was due to an increase in volume, somewhat offset by $794,000 due to rate changes. Tax-exempt investment securities increased $9,371,000, resulting in an increase of $541,000 in interest income, of which $603,000 was due to an increase in volume, offset slightly by $62,000 due to rate changes. There was also an increase in taxable investment securities of $1,940,000. Despite this slight increase, there was a decrease of $348,000 in interest income in this category, of which $462,000 was due to lower rates, somewhat offset by $114,000 due to the increase in volume. These increases in average balances were somewhat offset by a decrease in federal funds sold of $6,054,000 which resulted in $364,000 less interest income in 1999 compared to 1998. Of this decrease, $301,000 was due to a decrease in volume as assets were shifted to fund loan growth, and $63,000 was due to rate changes.
        Total average earning assets increased from $472,918,000 in 1997 to $487,760,000 in 1998, generating higher levels of interest income in 1998, while interest expense decreased despite higher average interest bearing liabilities. Average loans increased $9,950,000, resulting in an increase of $1,003,000 in interest income, of which $912,000 was attributable to an increase in the volume of loans and $91,000 was due to rate changes. Federal funds sold increased $3,927,000, resulting in an increase of $183,000 in interest income, of which $208,000 was attributable to an increase in volume and was offset by a decrease of $25,000 due to lower interest rates. Tax-exempt investment securities increased $3,334,000, resulting in an increase of $237,000 in interest income of which $231,000 was attributable to an increase in volume and $6,000 was due to rate changes. These increases were somewhat offset by a decrease in taxable investment securities of $2,369,000 which generated $681,000 less in interest income. Of this decrease, $146,000 was attributable to the volume decrease and $535,000 was attributable to lower interest rates.
        The Company establishes interest rates on loans and deposits based on market rates--such as the 91-day Treasury Bill rate and the prime rate--and interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral also are evaluated when determining loan rates. Rates were somewhat lower in 1999 compared to 1998. The
Page 13
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
average rate earned on loans decreased 25 basis points from 8.98% in 1998 to 8.73% in 1999. The yield on taxable investment securities decreased 30 basis points from 5.93% for the year ended December 31, 1998 to 5.63% for the year ended December 31, 1999. The yield on federal funds sold decreased 38 basis points from 5.28% in 1998 to 4.90% in 1999.
        The actual balances of loans at December 31, 1999 were higher than at December 31, 1998. Installment and consumer loans, real estate loans, and commercial, financial and agricultural loans increased $28,955,000, $28,619,000, and $4,678,000, respectively. The increase in loans was due to increased loan demand and product marketing emphasis.
        Interest expense decreased $529,000 in 1999 compared to 1998. This was mainly caused by a decrease of $1,035,000 of interest on time deposits. Of this decrease, $560,000 was due to a decrease in volume and $475,000 was due to a decrease in rate, as the average rate paid decreased from 5.71% in 1998 to 5.45% in 1999. Average interest bearing demand deposits decreased from $148,492,000 in 1998 to $141,199,000 in 1999, and therefore caused a decrease in interest expense of $257,000 in this category. Of this decrease, $254,000 was caused by the decrease in volume and $3,000 was due to rate changes. Somewhat offsetting these decreases was an increase in interest expense on savings deposits. Average savings deposits increased from $17,073,000 in 1998 to $32,194,000 in 1999 causing interest on savings deposits to increase $226,000. Of this increase, $265,000 was due to the increase in volume, offset somewhat by $39,000 due to rate, as the average rate paid decreased from 1.95% in 1998 to 1.74% in 1999. The primary reason for the change in volume and rates on interest bearing demand deposits and savings deposits was the reclassification of non-transactional accounts in 1999 as explained further in note 7 in the Notes to Consolidated Financial Statements. The average balance of interest bearing demand deposits reclassified to savings deposits in 1999 was $14,105,000. Also offsetting the decrease in interest expense was an increase of $419,000 in interest expense on federal funds purchased and securities sold under repurchase agreements in 1999 compared to 1998. Of this increase, $492,000 was due to an increase in volume, offset somewhat by $73,000 due to rate changes, as the average rate paid decreased from 4.93% in 1998 to 4.79% in 1999. Included in the average balance increase were increases of $3,725,000 in daily repurchase agreements, $3,688,000 in federal funds purchased, and $2,830,000 in term repurchase agreements. The average balance of Federal Home Loan Bank advances and other borrowings increased from $8,962,000 in 1998 to $11,501,000 in 1999, resulting in an increase in interest expense of $118,000 from 1998 to 1999. Of this increase, $155,000 was due to the increase in volume, somewhat offset by $37,000 due to rate changes.
        Interest expense decreased $448,000 in 1998 compared to 1997. This was primarily caused by the decrease of $651,000 of interest on time deposits. Of this decrease, $501,000 was attributable to a decrease in volume and $150,000 was attributable to rate, as the average rate paid decreased from 5.79% in 1997 to 5.71% in 1998. Somewhat offsetting this decrease was a $126,000 increase in interest expense on federal funds purchased and securities sold under repurchase agreements in 1998 compared to
1997.   Of this $126,000 increase, $288,000 was due to an increase in volume, offset by $162,000 due to rate. Included in the average balance increase was an increase of $6,027,000 in daily repurchase agreements and an increase of $118,000 in federal funds purchased. Somewhat offsetting this increase was a $442,000 decrease in average term repurchase agreements. Average interest bearing demand deposits increased from $139,613,000 in 1997 to $148,492,000 in 1998 and increased interest expense by $97,000 in 1998 compared to 1997. Of this increase, $313,000 was due to volume, offset by $216,000 due to rate, as the average rate paid decreased from 3.64% in 1997 to 3.49% in 1998. A primary cause of this increased volume was the movement of funds from time deposits to the Prime Investment account because of the flat yield curve during 1998. The Prime Investment account pays a higher rate of interest than a regular money market account on balances of $10,000 and over and provides greater access to funds than a certificate of deposit. At December 31, 1998, the Prime Investment product accounted for $75,136,000, or 47.8%, of all interest bearing demand deposits compared to $60,773,000, or 41.4%, at December 31, 1997.

PROVISION FOR LOAN LOSSES

        The quality of the Company's loan portfolio is of prime importance to the Company's management and its Board of Directors, as loans are the largest component of the Company's assets. BankIllinois maintains an independent credit administration function which performs reviews of all large loans and all loans which present indications of additional credit risk. Approval of the senior loan committee, which meets weekly, is required prior to funding of all secured credit relationships over $500,000 and all unsecured relationships over $100,000. This committee also reviews nonaccrual loans and other problem loans. The Board of Directors meets monthly to review problem loans, BankIllinois' lending policies and practices, and the results of credit administration analyses.
        Continued emphasis on loan quality was reflected in the ratio of net charge-offs to average net loans, which was 0.18% for both 1999 and 1998. Although net charge-offs increased from $562,000 in 1998 to $580,000 in 1999, the increase was proportional to the increase in average net loans for the same period. The provision for loan losses decreased $175,000, from $535,000 in 1998 to $360,000 in 1999. (See the section on Allowance for Loan Losses and Loan Quality elsewhere in this report for further discussion relating to the adequacy of the allowance for loan losses.) The Company charged off $971,000 in loans during 1999 compared to $811,000 in 1998. The largest increase was in the area of commercial, financial, and agricultural loans which increased $311,000 from 1998 to 1999. Included in this category was a charge-off of $428,000, of which $300,000 was recovered
Page 14
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
during the first quarter of 2000. Recoveries of previously charged off loans increased to $391,000 in 1999 from $249,000 in 1998, with the largest increase in the area of commercial, financial and agricultural loans which increased $200,000 from 1998 to 1999. Net charge-offs decreased from $746,000 in 1997 to $562,000 in 1998. The provision for loan losses increased $70,000, from $465,000 in 1997 to $535,000 in 1998. The Company charged off $811,000 in loans during 1998 compared to $998,000 in 1997. The largest decrease was in the area of installment and consumer loans which decreased from $945,000 in 1997 to $677,000 in 1998. Recoveries of previously charged off loans were $249,000 in 1998 compared to $252,000 in 1997. The Company continues to emphasize credit analysis and early detection of problem loans.

NONINTEREST INCOME

        Noninterest income increased $354,000, or 7.2%, from 1998 to 1999. This increase was primarily due to an increase in trust and brokerage fees of $311,000, or 13.8%. This was the result of an increase in new accounts as well as increased market values which generated larger fees in the trust and brokerage area during 1999. The overall increase in this area was somewhat offset by a decrease in farm fees from 1998 to 1999 of $78,000, or 25.6%, as a result of the declining farm economy. Also contributing to the increase in noninterest income was a $123,000, or 38.4%, increase in other income from $320,000 in 1998 to $443,000 in 1999. This increase in other income included consulting revenue of $159,000 in 1999. Also contributing to the increase was an increase in Visa debit/interchange income of $58,000 from 1998 to 1999 due to a higher volume of cards issued as well as higher usage during 1999. Somewhat offsetting these increases in other noninterest income was $104,000 recognized in September 1998 from the sale of the credit card portfolio. Non-interest income was also positively affected by a $72,000, or 120.0%, increase in income from securities transactions. This was mainly the result of selling an equity investment during August 1999 for a gain of $100,000, somewhat offset by less gains recorded in 1999 compared to 1998 on called securities. The Company amortizes discounts on securities to their maturity date, and in 1998, as a result of lower interest rates, several securities were called prior to their maturity dates which resulted in gains being recognized. An increase in service charges on deposit accounts of $37,000, or 2.2%, also added to the increase in non-interest income. Somewhat offsetting these increases was a decrease of $189,000, or 31.8%, from gains on sales of mortgage loans held-for-sale. This decrease reflected a $20,060,000, or 30.1%, decrease in funded mortgage loans held-for-sale during 1999 compared to 1998 when significant growth occurred in this area due to lower interest rates.
        Noninterest income increased $459,000, or 10.3%, from 1997 to 1998. Included in this increase was an increase in gains on sales of loans of $323,000, or 119.2%, from $271,000 in 1997 to $594,000 in 1998. This increase reflected a $43,015,000, or 178.2%, increase in mortgage loans held-for-sale which were closed during 1998 compared to 1997. The increase in closed loans was attributable to a decrease in interest rates. Trust and brokerage fees increased $162,000, or 7.7%, from $2,094,000 in 1997 to $2,256,000 in 1998. This increase was a result of an increase in assets due to new accounts. Other noninterest income increased $113,000, or 54.6%, from $207,000 in 1997 to $320,000 in 1998. Included in this increase was a gain of $104,000 booked on the sale of the credit card portfolio to a third party during the third quarter of 1998. Also contributing to the increase in noninterest income was a $22,000, or 57.9%, increase in net security transactions from $38,000 in 1997 to $60,000 in 1998. This increase was a result of the Company amortizing discounts on securities to their maturity date. Due to decreasing interest rates, several securities were called during 1998 prior to their maturity dates which resulted in a gain being recognized. Somewhat offsetting this increase was a decrease in service charges and fees of $161,000, or 8.6%, from $1,866,000 in 1997 to $1,705,000 in 1998. Included in this decrease, was a $100,000 decrease in mortgage servicing income as a result of a large number of early payoffs due to the low interest rate environment and a lower retention of servicing rights when selling loans during 1998 compared to 1997. Lower service charges and fees also affected other income in 1998 compared to 1997.


NONINTEREST EXPENSE

        Total noninterest expense decreased $1,010,000, or 7.0%, to $13,447,000 in 1999 from $14,457,000 in 1998. The 1998 expense was an increase of $569,000, or 4.1%, from 1997 noninterest expense of $13,888,000. During 1999, salaries and employee benefits decreased $531,000, or 6.4%, from 1998. During the same period, other noninterest expense decreased $505,000, or 23.7%, and occupancy expense decreased $216,000, or 15.6%. Increases from 1998 to 1999 consisted of increases in office supplies of $87,000, or 18.6%, equipment expense of $81,000, or 9.0%, data processing expense of $43,000, or 5.8%, and advertising and marketing expense of $31,000, or 5.6%. During 1998, salaries and employee benefits increased $541,000, or 7.0%, from 1997. Other noninterest expense increased $222,000, or 11.6%, from 1997. During the same period, occupancy expense decreased $137,000, or 9.0%, office supplies decreased $37,000, or 7.3%, and equipment expense decreased $21,000, or 2.3%.
        Salaries and employee benefits decreased $531,000, or 6.4%, from
1998 to 1999. Of this decrease, $472,000 was due to non-recurring organizational changes implemented during the first quarter of 1998 to improve efficiency, including the merger of BankIllinois Trust Company into BankIllinois. Also contributing to the decrease was lower compensation expense for the mortgage
Page 15
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
origination area in 1999 due to the decrease in funded mortgage loans held-for-sale during 1999 compared to 1998 which experienced significant growth. Salaries and employee benefits increased $541,000, or 7.0%, from $7,742,000 in 1997 to $8,283,000 in 1998. Of this increase, $472,000 was due to non-recurring organizational changes during 1998 as explained above. Increases in compensation expense related to the additional revenue generated by the
mortgage origination area also contributed to the increase.         Other
noninterest expense decreased $505,000, or 23.7%, from $2,132,000 in 1998 to $1,627,000 in 1999. Included in this decrease was a loss on disposal of property of $250,000 in 1998 compared to none in 1999, a gain on disposal of other real estate of $56,000 in 1999, and an $85,000 decrease in Visa credit card expenses due to selling the portfolio in September 1998. Also contributing to the decrease in other expenses was a decrease in legal expenses in 1999 compared to 1998 when expenses related to organizational changes in connection with the merger of the Company's two subsidiaries were incurred. Other noninterest expense increased $222,000, or 11.6%, from $1,910,000 in 1997 to $2,132,000 in 1998. Included in this increase was a $250,000 loss on disposal of property in 1998 compared to a $131,000 loss on the closing of the Champaign Money Market branch in May 1997. Also contributing to the increase in other expenses was an increase in legal expenses associated with organizational changes related to the merger of the Company's two subsidiaries in 1998.
        Occupancy expense decreased $216,000, or 15.6%, from $1,382,000 in 1998 to $1,166,000 in 1999. Included in occupancy expense in 1999 was rental income on the Executive Center, which was net of maintenance and depreciation expenses. This property was moved to premises and equipment from other assets on December 31, 1998. Occupancy expense decreased $137,000, or 9.0%, from $1,519,000 in 1997 to $1,382,000 in 1998. The 1998 decrease in occupancy expense was primarily due to lower maintenance and repair costs as well as lower real estate taxes, depreciation expense, and utility costs as a result of the sale of a vacant building and the adjacent parking lot in March 1998.
        Office supplies expense increased $87,000, or 18.6%, from $469,000 in 1998 to $556,000 in 1999. This increase included the purchase of office supplies needed to implement check imaging as well as binders given to customers for check image statement storage. Office supplies decreased $37,000, or 7.3%, from $506,000 in 1997 to $469,000 in 1998.
        Equipment expense increased $81,000, or 9.0%, from $899,000 in 1998 to $980,000 in 1999. This was primarily due to a $69,000 increase in depreciation expense on furniture and equipment in 1999 compared to 1998, mostly due to purchases of computer equipment, including imaging technology in 1999. Equipment expense remained fairly stable from 1997 to 1998 with a $21,000 decrease.
        Data processing expense increased $43,000, or 5.8%, from $737,000 in 1998 to $780,000 in 1999. This was due to an increase in computer service expense of approximately $34,000 which resulted from implementing a new teller system and imaging technology in 1999 along with an increase due to higher visa debit card processing resulting from higher usage in 1999. Data processing expense remained stable from 1997 to 1998 with a $4,000 increase.
        Advertising and marketing expense increased $31,000, or 5.6%, from $555,000 in 1998 to $586,000 in 1999. This was mainly due to the purchase of materials in 1999 related to the Sales Plus and Service Plus employee training program. Advertising and marketing expense remained stable during 1998 with a $3,000 decrease compared to 1997.


INCOME TAX EXPENSE

        Income tax expense increased $592,000, or 20.3%, in 1999 compared to 1998, primarily due to lower expenses during 1999 resulting in more taxable income for 1999 compared to 1998. Income tax expense increased $262,000, or 9.9%, in 1998 compared to 1997, primarily due to higher income in 1998 resulting in more taxable income for 1998 compared to 1997. The Company's effective tax rate remained stable at 31.7%, 32.5% and 33.0% for the years ended December 31, 1999, 1998 and 1997, respectively.
        The tax effects of temporary differences which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are shown in note 11 in the Notes to Consolidated Financial Statements.


FINANCIAL CONDITION

        Total assets increased $34,404,000, or 6%, from $537,373,000 at December 31, 1998 to $571,777,000 at December 31, 1999. This increase in total assets resulted from an increase of $62,472,000, or 22%, in loans, net of allowance for loan losses, an increase of $27,500,000, or 423%, in federal funds sold, an increase of $4,042,000, or 6%, in investment securities held-to-maturity, an increase of $1,746,000, or 33%, in other assets, and an increase in premises and equipment of $802,000, or 7%. These increases were somewhat offset by a decrease of $47,708,000, or 38%, in securities available-for-sale, a decrease of $10,180,000, or 93%, in mortgage loans held-for-sale, a decrease in cash and due from banks of $3,691,000, or 19%, and a decrease of $610,000, or 13% in accrued interest receivable. The increase in year-end assets was partially a result of deposits being $10,905,000, or 3%,
Page 16
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
higher at December 31, 1999 than at December 31, 1998. Federal funds purchased and securities sold under repurchase agreements was $16,286,000, or 33%, higher and Federal Home Loan Bank advances and other borrowings were $4,207,000, or 42%, higher at December 31, 1999 than at December 31, 1998. Average assets were $17,481,000, or 3%, higher in 1999 than in 1998.
Included in the increase in average assets was an increase of $13,001,000, or 4%, in average net loans including mortgage loans held for sale, an increase in average tax-exempt investment securities of $9,371,000, or 94%, and a slight increase in average taxable investment securities of $1,940,000, or 1%. These increases were somewhat offset by a decrease in average federal funds sold of $6,054,000, or 34%. The increase in average assets was a result of higher average federal funds purchased and securities sold under repurchase agreements, Federal Home Loan Bank Advances and other borrowings, and deposits in 1999. There was a slight increase in total average deposits of $1,852,000 in 1999 from 1998. Included in this increase were some shifts in the average deposit mix in 1999 versus 1998. Average interest-bearing savings deposits increased $15,121,000, or 89%, while average savings accounts classified as noninterest bearing savings deposits increased $13,332,000. Somewhat offsetting this increase was a decrease in time deposits of $10,061,000, or 5%, a decrease in noninterest bearing demand deposits of $9,247,000, or 17%, and a decrease in interest bearing demand deposits of $7,293,000, or 5%. The primary cause for the shift in deposits between interest bearing and non-interest bearing demand deposits and savings deposits was the reclassification of non-transactional deposit accounts in 1999 as described in note 7 in the Notes to Consolidated Financial Statements. The average balance of interest bearing demand deposits reclassified to savings deposits in 1999 was $14,105,000 and the average balance of noninterest bearing demand deposits reclassified to savings deposits in 1999 was $13,332,000.

INVESTMENT SECURITIES

        The carrying value of investments in debt and equity securities was as follows:

                          CARRYING VALUE OF SECURITIES
                                 (in thousands)

December 31,                               1999       1998        1997
Securities available-for-sale:
   U.S. Treasury                       $ 21,312   $ 37,526   $ 40,530
   Federal agencies                      47,217     77,012     87,478
   Mortgage-backed securities             3,428      5,944      6,242
   Corporate and other obligations          320        320        322
   Marketable equity securities           4,070      3,253        745

             Total                     $ 76,347   $124,055   $135,317

Securities held-to-maturity:
   U.S. Treasury                       $      -   $    900   $  1,897
   Federal agencies                      28,994     31,828      9,615
   Mortgage-backed securities            22,319     14,167          -
   State and municipal                   18,238     18,614      7,007

             Total                     $ 69,551   $ 65,509   $ 18,519


Non-marketable equity securities       $  1,603   $  1,572   $  1,550


             Total securities          $147,501   $191,136   $155,386

        The unrealized gain on securities available-for-sale, net of tax effect, decreased $1,683,000, to a loss of $650,000 at December 31, 1999 from a gain of $1,033,000 at December 31, 1998.

Page 17
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The following table shows the maturities and weighted-average yields of investment securities at December 31, 1999:

                          MATURITIES AND WEIGHTED AVERAGE YIELDS OF DEBT SECURITIES
                                            (dollars in thousands)

                                 December 31, 1999

                                        1 year         1 to 5         5 to 10         Over
                                        or less         years          years        10 Years         Total
                                     Amount Rate    Amount Rate    Amount Rate    Amount Rate   Amount Rate
Securities available-for-sale:
  U.S. Treasury                     $14,319 5.62%   $6,993 5.76%  $     -   -    $   -    -   $21,312  5.67%
  Federal agencies                   13,456 5.65%   27,432 5.71%    6,329 5.47%      -    -    47,217  5.66%
  Mortgage-backed securities          1,769 5.74%      955 7.06%      452 7.15%    252  7.12%   3,428  6.40%
  Other securities                       25 7.47%      295 7.85%        -   -        -    -       320  7.82%
  Marketable equity securities <F1>       -   -          -   -          -   -        -    -     4,070    -

       Total                        $29,569 5.64%  $35,675 5.77%   $6,781 5.58%   $252  7.12% $76,347  5.71%

Securities held-to-maturity:
  Federal agencies                 $      -   -    $26,994 5.72%   $2,000 6.40%  $   -    -   $28,994  5.77%
  Mortgage-backed securities          2,906 5.58%   18,391 5.57%      842 5.73%    180  5.88%  22,319  5.58%
  State and municipal                   378 5.04%   10,705 3.86%    7,155 4.60%      -    -    18,238  4.19%

       Total                         $3,284 5.52%  $56,090 5.32%   $9,997 5.06%   $180  5.88% $69,551  5.29%

Non-marketable equity securities <F1>     -   -          -   -          -   -        -    -    $1,603    -

<F1> Due to the nature of these securities, they do not have a stated maturity date or rate.

LOANS

        The following tables present the amounts and percentages of loans at December 31 for the years indicated according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                         AMOUNT OF LOANS OUTSTANDING
                                            (dollars in thousands)

                                              1999       1998       1997       1996        1995
Commercial, financial and agricultural     $116,943    $112,265   $121,927   $110,059   $121,180
Real estate                                 161,538     132,919    141,091    127,724    127,893
Installment and consumer                     76,356      47,401     52,017     48,085     68,328

  Total loans                              $354,837    $292,585   $315,035   $285,868   $317,401

                                       PERCENTAGE OF LOANS OUTSTANDING

                                              1999       1998       1997       1996        1995
Commercial, financial and agricultural       32.96%      38.37%     38.70%     38.50%     38.18%
Real estate                                  45.52%      45.43%     44.79%     44.68%     40.29%
Installment and consumer                     21.52%      16.20%     16.51%     16.82%     21.53%

  Total                                     100.00%     100.00%    100.00%    100.00%    100.00%

        Total loans increased $62,252,000, or 21.3%, from December 31, 1998 to December 31, 1999, with increases in installment and consumer loans, real estate loans, and commercial, financial and agricultural loans of
$28,955,000, $28,619,000 and
Page 18
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

$4,678,000, respectively. The increase in installment and commercial loans was mainly attributable to an increase in indirect loans of $27,655,000. The increase in real estate loans was primarily due to an increase of $30,482,000 in commercial real estate, offset somewhat by a decrease in residential real estate of $1,863,000. The commercial, financial and agricultural loan increase was attributable to an increase of $7,383,000 in dealer floor plan loans somewhat offset by decreases in other commercial loans. Although there were increases in each loan category, the increase in commercial, financial and agricultural loans was modest relative to the substantial growth in installment and consumer loans, thus changing the percentage mix in the total loan portfolio. Strong loan demand was responsible for the overall increase in loans from 1998 to 1999.
        Total loans decreased by $22,450,000, or 7.1%, from December 31, 1997 to December 31, 1998, with decreases in commercial, financial and agricultural loans, real estate loans and installment and consumer loans of $9,662,000, $8,172,000 and $4,616,000, respectively. $5,706,000 of the commercial, financial, and agricultural loan decrease was attributable to a decrease in dealer floor plan loans. The decrease in real estate loans was mainly attributable to a decrease of $8,399,000 in residential real estate, offset by slight increase in commercial real estate. The emphasis on loan quality and pricing, coupled with the competitive nature of the market, was responsible for the decrease in loans.
        The balance of loans outstanding as of December 31, 1999 by maturities is shown in the following table:

                                        MATURITY OF LOANS OUTSTANDING
                                            (dollars in thousands)

                                          December 31, 1999

                                             1 year       1-5      over 5
                                             or less     years      years      Total
Commercial, financial and agricultural      $62,864     $36,210    $17,869   $116,943
Real estate                                  17,362      54,589     89,587    161,538
Installment and consumer                     19,272      54,957      2,127     76,356

  Total                                     $99,498    $145,756   $109,583   $354,837

Percentage of total loans outstanding        28.04%      41.08%     30.88%    100.00%

        As of December 31, 1999, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $10,918,000 in fixed-rate loans and $43,161,000 in floating-rate loans. Real estate loans with maturities greater than one year at December 31, 1999 included $30,741,000 in fixed-rate loans and $113,435,000 in floating-rate loans.

Page 19
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ALLOWANCE FOR LOAN LOSSES AND LOAN QUALITY

     The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                                          ALLOWANCE FOR LOAN LOSSES
                                            (dollars in thousands)

                                              1999       1998       1997       1996        1995
Allowance for loan losses at
  beginning of year                         $5,279      $5,306     $5,587     $5,882     $5,263

Charge-offs during period:
  Commercial, financial and agricultural     ($445)      ($134)      ($53)     ($610)   ($1,827)
  Residential real estate                        -           -          -       (203)      (186)
  Installment and consumer                    (526)       (677)      (945)      (725)      (661)

       Total                                 ($971)      ($811)     ($998)   ($1,538)   ($2,674)

Recoveries of loans previously charged off:
  Commercial, financial and agricultural      $216         $16        $69       $647        $54
  Residential real estate                       50          13         15         37         24
  Installment and consumer                     125         220        168        184        118

       Total                                  $391        $249       $252       $868       $196

            Net charge-offs                  ($580)      ($562)     ($746)     ($670)   ($2,478)
Provision for loan losses                      360         535        465        375      3,097

Allowance for loan losses at end of year    $5,059      $5,279     $5,306     $5,587     $5,882

Ratio of net charge-offs to
  average net loans                          0.18%       0.18%      0.25%      0.23%      0.74%

        Management reviews criteria such as the customer's historic loan payment performance, financial statements, financial ratios, cash flow, net worth, collateral and guaranties, as well as local and national economic factors, in determining whether loans should be written off as uncollectible. The Company records a loss if it is probable that a loss will occur and the amount can be reasonably estimated.
        The Company's risk of loan loss is dependent on many factors: economic conditions, the extent and values of underlying collateral, significant concentrations of loans within the portfolio, the ability and willingness of borrowers to perform according to loan terms and management's competence and judgement in overseeing lending, collecting and loan-monitoring activities. The risk of loss from commercial, financial and agricultural loans is significantly impacted by economic factors and how these factors affect the particular industries involved. The local economy has remained stable for the past several years.
        An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by the Company's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the Board of Directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations, current delinquent and nonperforming loans, current economic conditions, peer group information and results of recent audits or regulatory examinations. A significant portion of the net charge-offs during 1995 were a result of the emphasis placed on the early detection of problem credits. Page 20
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The following table shows the allocation of the allowance for loan losses to each loan category.

                                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                (in thousands)

                                              1999       1998       1997       1996        1995
Allocated:
  Commercial, financial and agricultural     $2,723      $3,070     $3,661     $3,799     $4,235
  Residential real estate                       120         180        424        503        470
  Installment and consumer                      576         452        478        559        706

       Total allocated allowance             $3,419      $3,702     $4,563     $4,861     $5,411
Unallocated allowances                        1,640       1,577        743        726        471

Total                                        $5,059      $5,279     $5,306     $5,587     $5,882

        The portion of the allowance for loan losses which was unallocated increased to $1,640,000 at December 31, 1999 from $1,577,000 a year earlier. The decrease in the dollars allocated to commercial, financial and agricultural, from December 31, 1998 to December 31, 1999 were due primarily to a reduction in impaired loans from $720,000 to $0. The reduction in the amount allocated to residential real estate was due largely to the decrease in total residential real estate loans from $46,401,000 at December 31, 1998 to $44,537,000 at December 31, 1999. The increase in the amount of the allowance for loan losses allocated to installment and consumer loans from December 31, 1998 to December 31, 1999 was due to the increase in installment and consumer loans from $47,401,000 to $76,356,000.
        The unallocated portion of the allowance for loan losses, $1,640,000 at December 31, 1999, represented additional reserves available to cover losses in any of the three categories listed in the table which may exceed the allocated amount.
        Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analyses performed by the credit administration department, the internal loan committees and the Board of Directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.
        The following table presents the aggregate amount of loans considered to be nonperforming for the periods indicated. Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans which are troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                                             NONPERFORMING LOANS
                                                (in thousands)

                                              1999       1998       1997       1996        1995
Nonaccrual loans <F1>                           $8     $1,126      $2,208     $2,135     $2,270

Loans past due 90 days or more                $219       $415        $747       $384       $846

Renegotiated loans                            $104       $121        $140       $162       $179

<F1> Includes $8,000 at December 31, 1999, $406,000 at December 31, 1998,
     $415,000 at December 31, 1997, $448,000 at December 31, 1996, and
     $109,000 at December 31, 1995 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

        There were no other interest earning assets which would be required to be disclosed as being nonperforming if such other assets were loans.
        At December 31, 1999, BankIllinois had approximately $3,725,000 in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. None of these potential problem loans were considered
Page 21
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
impaired as defined in SFAS 114. The $3,725,000 of potential problem loans have either had timely payments or are adequately secured and loss of principal or interest is determined to be unlikely.
        Loans over 90 days past due which are not well secured and in the process of collection are placed on nonaccrual status. There were only $8,000 of nonaccrual loans at December 31, 1999 compared to $1,126,000 at December 31, 1998. Loans past due 90 days or more but still accruing were reduced by $196,000 in 1999 to a balance of $219,000 at December 31, 1999. These loans are well secured and in the process of collection.
        The following table categorizes nonaccrual loans as of December 31, 1999 based on levels of performance and also details the allocation of interest collected during the period in 1999 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making some periodic payments would be included in the limited performance category.

                                   NONACCRUAL AND RELATED INTEREST PAYMENTS
                                                (in thousands)

                                        Cash Interest Payments Applied As:

                                       At December 31, 1999              Recovery of      Reduction
                                  Book      Contractual   Interest      Prior Partial        of
                                 Balance      Balance      Income        Charge-offs      Principal
Contractually past due with:
  Substantial performance          $8         $11            $-             $-              $2
  Limited performance               -           -             -              -               -
  No performance                    -           -             -              -               -

Total                              $8         $11            $-             $-              $2

        The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded.
        Management believes that the allowance for loan losses at December 31, 1999 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented.

PREMISES AND EQUIPMENT

        Total premises and equipment increased $802,000 in 1999 from 1998. This increase was primarily due to the purchase of a parking lot located at the main bank facility with a book value of $266,000 and the purchase of reader sorter and imaging equipment at a cost of $367,000 in 1999. In addition, purchases of $2,048,000 were higher than 1998 purchases of $857,000 due to remodeling of the bank's main office complex as well as replacement of computers during 1999. These were partially offset by higher depreciation costs in 1999.

OTHER ASSETS

        Other assets increased $1,746,000 in 1999 from 1998. Contributing to the change was an increase of $867,000 in deferred taxes caused by the change from an unrealized gain on securities available-for-sale at December 31, 1998, to an unrealized loss at December 31, 1999. Also contributing to the change was $373,000 of capitalized merger costs during 1999 and a $612,000 increase in deferred income taxes attributed to items other than the deferred taxes on securties available-for-sale. The tax effects of temporary differences which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are shown in note 11 in the Notes to Consolidated Financial Statements. Somewhat offsetting these increases in other assets was the sale of property during 1999 that had a book value of $613,000 at December 31, 1998. This property had been acquired as part of the agreement to sell a vacant building and the adjacent parking lot in 1998.

Page 22
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

DEPOSITS

        The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:

                            AVERAGE BALANCE AND WEIGHTED AVERAGE RATE OF DEPOSITS
                                            (dollars in thousands)

                                                  1999                 1998                  1997

                                             Weighted             Weighted              Weighted
                                          Average   Average    Average   Average     Average   Average
                                          Balance    Rate      Balance    Rate       Balance    Rate
Demand
  Noninterest bearing                    $46,222       -      $55,469       -       $51,405       -
  Interest bearing                       141,199     3.49%    148,492     3.49%     139,613     3.64%
Savings
  Noninterest bearing                     13,332       -            -       -             -       -
  Interest bearing                        32,194     1.74%     17,073     1.95%      17,557     1.90%
Time
  $100,000 and over                       35,820     5.33%     37,855     5.75%      36,172     5.74%
  Under $100,000                         137,465     5.48%    145,491     5.70%     156,081     5.8

  Totals                                $406,232             $404,380              $400,828

        In analyzing its deposit activity, management has noted that average total deposits increased $1,852,000 during 1999. Included in this increase were shifts in the average deposit mix in 1999 versus 1998. Average interest bearing savings deposits increased $15,121,000, or 89%, while average noninterest bearing savings deposits increased $13,332,000. Somewhat offsetting these increases was a decrease in average non-interest bearing demand deposits of $9,247,000, or 17%. There was also a decrease in average time deposits of $10,061,000, or 5%, and a decrease of $7,293,000, or 5%, in interest bearing demand deposits. Much of the shift in the average deposit mix and weighted average rates in 1999 was due to the reclassification of non-transactional accounts from noninterest bearing and interest bearing demand deposits to savings deposits. This is explained further in the "Analysis of Volume and Rate Changes" section of this report as well as in note 7 in the Notes to Consolidated Financial Statements.

        The table below sets forth the maturity of deposits greater than $100,000 at December 31, 1999:

                                MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                                                (in thousands)
                                                                             Total Time
                                   State of Illinois                         Deposits of
Maturity at December 31, 1999        Time Deposit      CDs        IRAs    $100,000 or More
3 months or less                      $      -       $9,200      $486           $9,686
3 to 6 months                            2,000        3,490       384            5,874
6 to 12 months                               -        8,834       445            9,279
Over 12 months                               -       10,212     1,291           11,503

  Total                                 $2,000      $31,736    $2,606          $36,342


SHORT-TERM BORROWINGS

        Short-term borrowings include federal funds purchased, which are generally overnight transactions, and securities sold under repurchase agreements, which mature from one day to three years from the date of sale. The table in note 8 in the Notes
Page 23
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
to Consolidated Financial Statements shows the balances of short-term borrowings at December 31, 1999 and 1998, the average balance for the years ended December 31, 1999, 1998 and 1997, and the maximum month-end value during each year.

FAIR VALUES OF FINANCIAL INSTRUMENTS

        The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 1999 and 1998, are disclosed in note 16 in the Notes to Consolidated Financial Statements.

CAPITAL

        Total stockholders' equity rose $3,018,000 from $60,707,000 at December 31, 1998 to $63,725,000 at December 31, 1999. The increase represents net income of $7,552,000 and a $15,000 increase from stock appreciation rights. Decreases included a $1,683,000 decrease in accumulated other comprehensive income (loss), cash dividends declared of $1,757,000, net Treasury Stock transactions of $1,104,000 and the purchase of $5,000 in fractional shares of common stock following the stock dividend.
        Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and BankIllinois are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.
        Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at December 31, 1999 and 1998 was 11.6% and 11.1%, respectively. The leverage ratio for BankIllinois for the same periods was 9.7% and 9.8%--well above the regulatory minimum for both the Company and BankIllinois.
        The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets ratio at December 31, 1999 and 1998 was 17.3% and 19.1%--significantly higher than the regulatory minimum. BankIllinois' total risk-weighted assets ratio was also significantly higher than the regulatory minimum--14.7% and 17.2% for the years ended December 31, 1999 and 1998.

INFLATION AND CHANGING PRICES

        Changes in interest rates and a bank's ability to react to interest rate fluctuations have a much greater impact on a bank's balance sheet and net income than inflation. A review of net interest income (loss), liquidity and rate sensitivity should assist in the understanding of how well the Company is positioned to react to changes in interest rates.

LIQUIDITY AND CASH FLOWS

        The Company requires cash to fund loan growth and deposit withdrawals. Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. The Asset Liability Committee ("ALCO") of BankIllinois, which includes all executive managers, meets monthly to monitor the demand for cash and initiates programs and policies as considered necessary to meet funding gaps.
        The Company was able to adequately fund loan demand and meet liquidity needs in 1999. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents increased $23,809,000 from December 31, 1998 to December 31, 1999. This increase included planning for any unusual cash needs related to Year 2000. The increase resulted from net cash provided by financing and operating activities, somewhat offset by cash used in investing activities. There were differences in sources and uses of cash during 1999 compared to 1998. More cash was provided in the area of financing activities during 1999 compared to 1998 when cash was used in this area. This was primarily due to an increase in deposits as well as an increase in federal funds purchased and securities sold under repurchase agreements which were used to fund loan growth in 1999. Also contributing to the increase in cash provided by this area was a slight increase in Federal Home Loan Bank advances and other borrowings. More cash was also provided by operating activities in 1999 compared to 1998 when cash was used in this area. This was mainly due to less funds used for loans originated for sale, offset somewhat by less proceeds from sales of loans originated for sale. Stronger earnings during 1999 compared to 1998 also contributed to the increase in cash provided by operating activities. In the area of investing activities, more cash was used in 1999 compared to 1998. This was primarily due to funding a higher dollar amount of loans in 1999 due to loan growth. Paydowns on securities, which are reflective of the current interest rate environment were also lower in 1999. These were somewhat offset by less cash used in
Page 24
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
purchasing investments in debt and equity securities. The investment portfolio was decreased in 1999 to provide cash to fund the growth in loans.

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

INTEREST RATE SENSITIVITY

        The concept of interest sensitivity attempts to gauge exposure of BankIllinois' net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of BankIllinois to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. BankIllinois must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. One way BankIllinois monitors its interest rate sensitivity and liquidity is through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods.
Page 25
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        The following table shows the Company's interest rate sensitivity position at various intervals at December 31, 1999:

                     RATE SENSITIVITY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                                (in thousands)

                                            1-30        31-90     91-180     181-365     Over
                                            Days        Days       Days       Days      1 Year       Total
Interest earning assets:
  Federal funds sold                     $ 34,000    $     -      $     -    $     -   $     -     $34,000
  Debt and equity securities1               5,500      4,925       12,294     21,544    103,238    147,501
  Loans2                                   79,200     20,328       22,507     41,681    191,892    355,608

       Total interest earning assets     $118,700    $25,253      $34,801    $63,225   $295,130   $537,109

Interest bearing liabilities:
  Savings and interest bearing
       demand deposits3                    $5,774     $3,100       $4,845     $9,688    $38,942    $62,349
  Money market savings deposits           109,881          -            -          -          -    109,881
  Time deposits                            11,039     17,211       24,619     42,379     85,613    180,861
  Federal funds purchased and securities
       sold under repurchase agreements    58,049      5,000        3,000        200          -     66,249
  FHLB Advances and other borrowings            -         23            -      1,000     13,184     14,207

       Total interest bearing
              liabilities                $184,743    $25,334      $32,464    $53,267   $137,739   $433,547

Net asset (liability) funding gap        ($66,043)      ($81)      $2,337     $9,958   $157,391   $103,562

Repricing gap                                0.64       1.00         1.07       1.19       2.14       1.24
Cumulative repricing gap                     0.64       0.69         0.74       0.82       1.24       1.24

<F1> Debt and equity securities include securities available-for-sale.
<F2> Loans include mortgage loans held-for-sale.
<F3> The total of savings and interest-bearing demand deposits does not include
     $14,808,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

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

        At December 31, 1999, the Company tended to be liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased and securities sold under repurchase agreements. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $660,000 in 30 days and $661,000 in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods.
        In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $4,032,000 from the Federal Home Loan Bank on a secured basis.
        The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. Previously, the Company disclosed the potential effects of interest rate changes on the market value of equity. Effective with the quarter ended June 30, 1999, the Company changed the primary focus of its analysis to the effect of interest rate increases and decreases on net interest income. Management believes that this change more directly reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration
Page 26
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
for investments in debt and equity securities. All of the Company's financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime, Treasury Bills, or the federal funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 200 basis points in 100 basis point increments.
        The following table shows projected results at December 31, 1999 and December 31, 1998 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

BASIS POINT CHANGE
                                       +200    +100   -100   -200
   December 31, 1999                  (0.4%)  (0.2%)  0.2%   0.4%
   December 31, 1998                  (3.5%)  (1.7%)  1.7%   2.4%

        As shown in the above table, the impact on net interest income from an immediate change in interest rates is smaller, and therefore more favorable, at December 31, 1999 compared to December 31, 1998.
        The foregoing computations are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit mix. The computed estimates should not be relied upon as a projection of actual results. Despite the limitations on preciseness inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Bank's current mix of interest earning assets and interest bearing liabilities. Management continues to use the results of these computations, along with the results of its computer model projections, in order to maximize current earnings while positioning the Bank to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.
        At the present time, the most significant market risk affecting the Company is interest rate risk. Other market risks such as foreign currency exchange risk and commodity price risk do not occur in the normal business of the Company. The Company also is not currently using trading activities or derivative instruments to control interest rate risk.

NEW ACCOUNTING RULES AND REGULATIONS

        In June 1998, the Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position. In July 1999 the Statement on Financial Accounting Standards No. 137 was issued. This Statement delayed the implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company expects to adopt the Statement effective January 1, 2001.

YEAR 2000

        The Year 2000 posed a unique set of challenges to those industries reliant on information technology. Financial institutions are particularly dependent on electronic data processing systems. In late 1996, the Company started the process of identifying the hardware and software issues required to be addressed to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect the Company's and the Bank's operations.
        The Company's cumulative costs, including out-of-pocket
expenditures as well as indirect costs, of the Year 2000 project through the end of 1999 were approximately $400,000. This included costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. Additional costs related to Year 2000 will be limited to payment of invoices, if any, received in 2000.
        As a result of the efforts of the Company's Year 2000 Committee, the Company and the Bank experienced an uneventful transition from 1999 to 2000. There was no disruption of services to customers or with internal operations. Among the benefits derived from the time, effort and costs related to Year 2000 was a complete review and update of the Company's disaster
Page 27
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
recovery and contingency plans. As a result, the Company is now better prepared to deal with technical or natural disasters which could threaten the Company's operations. The Company will continue to remain aware of dates during 2000 which are considered critical and will address issues should they arise.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1996

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1996, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See pages 25 through 27.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements begin on page 29.
Page 28
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                       BANKILLINOIS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                       Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

Page 29
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                       BANKILLINOIS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                               TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT                                                   1



CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                    2

Consolidated Statements of Income                                              3

Consolidated Statements of Changes in Stockholders' Equity                     4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                  6-25

Page 30
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

INDEPENDENT AUDITOR'S REPORT



The Board of Directors
BankIllinois Financial Corporation
Champaign, Illinois

We have audited the accompanying consolidated balance sheets of BankIllinois Financial Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BankIllinois Financial Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





Champaign, Illinois
February 3, 2000

Page 31
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 1999 and 1998
(in thousands, except share data)
                                                                              1999          1998
ASSETS
Cash and due from banks                                                     $15,389       $19,080
Federal funds sold                                                           34,000         6,500
         Cash and cash equivalents                                           49,389        25,580
Investments in debt and equity securities:
       Available-for-sale, at fair value                                     76,347       124,055
       Held-to-maturity, at cost (fair value of $67,472
         and $65,581 at December 31, 1999 and 1998, respectively)            69,551        65,509
       Non-marketable equity securities, at cost                              1,603         1,572
         Total investments in debt and equity securities                    147,501       191,136
Loans, net of allowance for loan losses of $5,059 and
         $5,279 at December 31, 1999 and 1998, respectively                 349,778       287,306
Mortgage loans held for sale                                                    771        10,951
Premises and equipment                                                       12,997        12,195
Accrued interest receivable                                                   4,255         4,865
Other assets                                                                  7,086         5,340
         Total assets                                                      $571,777      $537,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Demand, non-interest bearing                                         $52,904       $63,002
       Demand, interest bearing                                             139,632       157,052
       Savings                                                               47,406        17,748
       Time, $100 and over                                                   36,342        34,582
       Other time                                                           144,519       137,514
         Total deposits                                                     420,803       409,898
Federal funds purchased and securities sold under repurchase
       agreements                                                            66,249        49,963
Federal Home Loan Bank advances and other borrowings                         14,207        10,000
Accrued interest payable                                                      1,511         1,399
Other liabilities                                                             5,282         5,406
         Total liabilities                                                  508,052       476,666
Commitments and contingencies                                                     -             -

Stockholders' equity:
       Preferred stock, no par value; 300,000 shares authorized                   -             -
       Common stock, $0.01 par value; 6,500,000 shares authorized;
         5,739,965 and 5,740,156 shares issued at December 31, 1999
         and 1998, respectively                                                  57            57
       Paid in capital                                                       35,384        35,374
       Retained earnings                                                     32,656        26,877
       Accumulated other comprehensive income (loss)                           (650)        1,033
                                                                             67,447        63,341
       Less:  treasury stock, at cost, 191,442 and 144,874 shares at
       December 31, 1999 and 1998, respectively                              (3,722)       (2,634)
         Total stockholders' equity                                          63,725        60,707
         Total liabilities and stockholders' equity                        $571,777      $537,373

See accompanying notes to consolidated financial statements.

Page 32
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 1999, 1998 and 1997
(in thousands, except share data)

                                                                              1999          1998         1997
Interest income:
       Loans and fees on loans                                              $27,853       $27,495      $26,486
       Investments in debt and equity securities:
               Taxable                                                        8,767         9,115        9,796
               Tax-exempt                                                       815           459          302
       Federal funds sold                                                       581           945          762
                          Total interest income                              38,016        38,014       37,346

Interest expense:
       Demand, savings, and other time deposits                              13,013        13,810       14,466
       Time deposits $100 and over                                            1,909         2,178        2,077
       Federal funds purchased and securities sold under repurchase
               agreements                                                     2,820         2,401        2,275
       Federal Home Loan Bank advances and other borrowings                     691           573          592
                          Total interest expense                             18,433        18,962       19,410
                          Net interest income                                19,583        19,052       17,936
Provision for loan losses                                                       360           535          465
                          Net interest income after provision for
                               loan losses                                   19,223        18,517       17,471

Non-interest income:
       Trust and brokerage fees                                               2,567         2,256        2,094
       Service charges and fees                                               1,742         1,705        1,866
       Securities transactions, net                                             132            60           38
       Gain on sales of loans, net                                              405           594          271
       Other                                                                    443           320          207
                          Total non-interest income                           5,289         4,935        4,476

Non-interest expense:
       Salaries and employee benefits                                         7,752         8,283        7,742
       Occupancy                                                              1,166         1,382        1,519
       Equipment                                                                980           899          920
       Data processing fees                                                     780           737          733
       Advertising and marketing                                                586           555          558
       Office supplies                                                          556           469          506
       Other                                                                  1,627         2,132        1,910
                          Total non-interest expense                         13,447        14,457       13,888

                          Income before income taxes                         11,065         8,995        8,059
Income taxes                                                                  3,513         2,921        2,659

                          Net income                                         $7,552        $6,074       $5,400

Per share data:
       Basic earnings per share                                                1.36          1.07         0.95

       Weighted average shares of common stock outstanding                5,561,537     5,650,806    5,670,663

       Diluted earnings per share                                              1.31          1.04         0.93
       Weighted average shares of common stock and dilutive
               potential common shares outstanding                        5,765,842     5,833,963    5,800,318

See accompanying notes to consolidated financial statements.

Page 33
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                   BANKILLINOIS FINANCIAL CORPORATION
                                                              AND SUBSIDIARY

                                        Consolidated Statements of Changes in Stockholders' Equity

                                               Years Ended December 31, 1999, 1998 and 1997
                                                    (in thousands, except share data)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                               COMMON STOCK    PAID-IN   RETAINED   COMPREHENSIVE         TREASURY STOCK
                                             SHARES    AMOUNT  CAPITAL   EARNINGS   INCOME (LOSS)      SHARES    AMOUNT   TOTAL
Balance, January 1, 1997, as
   previously reported                     5,467,176    $55    $28,781   $24,018       ($109)         51,156     ($649)  $52,096
Restated for 5% stock
   dividend-1999                             273,359      2      6,421    (6,423)          -           2,557         -         -
Balance, January 1, 1997, as
  restated                                 5,740,535     57     35,202    17,595        (109)         53,713      (649)   52,096
Comprehensive Income:
   Net income                                      -      -          -     5,400           -               -         -     5,400
   Net change in unrealized
     gain (loss) on securities
     available-for-sale, net of taxes
     of $215                                       -      -          -         -         420               -         -       420
   Reclassification adjustment,
     net of tax of ($7)                            -      -          -         -         (13)              -         -       (13)
   Comprehensive Income                                                                                                    5,807
Fractional shares of common
   stock purchased following
   stock dividend                               (189)     -         (3)        -           -               -         -        (3)
Stock appreciation rights                          -      -        108         -           -               -         -       108
Cash dividends ($0.07 per share)                   -      -          -      (412)          -               -         -      (412)
Treasury stock transactions, net                   -      -         (6)        -           -          18,792      (260)     (266)
Balance, December 31, 1997                 5,740,346     57     35,301    22,583         298          72,505      (909)   57,330
Comprehensive Income:
   Net income                                      -      -          -     6,074           -               -         -     6,074
   Net change in unrealized
     gain (loss) on securities
     available-for-sale, net of taxes
     of $393                                       -      -          -         -         765               -         -       765
   Reclassification adjustment,
     net of tax of ($15)                           -      -          -         -         (30)              -         -       (30)
   Comprehensive Income                                                                                                    6,809
Fractional shares of common
   stock purchased following
   stock dividend                               (190)     -         (4)        -           -               -         -        (4)
Stock appreciation rights                          -      -         77         -           -               -         -        77
Cash dividends ($0.30 per share)                   -      -          -    (1,699)          -               -         -    (1,699)
Treasury stock transactions, net                   -      -          -       (81)          -          72,369    (1,725)   (1,806)
Balance, December 31, 1998                 5,740,156     57     35,374    26,877       1,033         144,874    (2,634)   60,707
Comprehensive Income:
   Net income                                      -      -          -     7,552           -               -         -     7,552
   Net change in unrealized
     gain (loss) on securities
     available-for-sale, net of taxes
     of ($836)                                     -      -          -         -      (1,623)              -         -    (1,623)
   Reclassification adjustment,
     net of tax of ($31)                           -      -          -         -         (60)              -         -       (60)
   Comprehensive Income                                                                                                    5,869
Fractional shares of common
   stock purchased following
   stock dividend                               (191)     -         (5)        -           -               -         -        (5)
Stock appreciation rights                          -      -         15         -           -               -         -        15
Cash dividends ($0.32 per share)                   -      -          -    (1,757)          -               -         -    (1,757)
Treasury stock transactions, net                   -      -          -       (16)          -          46,568    (1,088)   (1,104)
Balance, December 31, 1999                 5,739,965    $57    $35,384   $32,656       ($650)        191,442   ($3,722)  $63,725

   See accompanying notes to consolidated financial statements.
Page 34
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BANKILLINOIS FINANCIAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 1999, 1998 and 1997
(in thousands)


                                                                              1999          1998         1997
Cash flows from operating activities:
   Net income                                                                $7,552        $6,074       $5,400
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
   Depreciation and amortization                                              1,220         1,061        1,144
   Amortization of bond premiums, net                                           394            77           25
   Provision for loan losses                                                    360           535          465
   Deferred income taxes                                                       (612)          (49)         (27)
   Gain on securities transactions, net                                        (132)          (60)         (38)
   Gain on sales of loans, net                                                 (405)         (594)        (271)
   Loss on disposal of premises and equipment                                    27             -            -
   Decrease (increase) in accrued interest receivable                           610           (32)        (316)
   Increase (decrease) in accrued interest payable                              112          (337)         160
   Other, net                                                                    (1)          133           44
   Stock appreciation rights                                                     15            77          108
   Proceeds from sales of loans originated for sale                          47,013        67,153       24,138
   Loans originated for sale                                                (36,428)      (76,102)     (23,998)
                      Net cash provided by (used in) operating activities    19,725        (2,064)       6,834

Cash flows from investing activities:
   Net (increase) decrease in loans                                         (63,242)       21,862      (32,236)
   Proceeds from maturities and calls of investments in debt securities:
      Held-to-maturity                                                       16,006         9,291       18,346
      Available-for-sale                                                     54,402        74,620       50,493
   Proceeds from sales of investments in debt and equity securities:
      Available-for-sale                                                     13,599             -            -
      Non-marketable                                                              -            48          145
   Purchases of investments in debt and equity securities:
      Held-to-maturity                                                      (21,608)      (56,369)     (15,305)
      Available-for-sale                                                    (25,904)      (72,989)     (59,134)
      Non-marketable                                                            (41)          (70)           -
   Principal paydowns from mortgage-backed securities:
      Held-to-maturity                                                        1,564           100          257
      Available-for-sale                                                      2,805        10,716        3,933
   Purchases of premises and equipment                                       (2,048)         (857)      (1,642)
   Proceeds from sale of premises and equipment                                   -         1,380            1
                      Net cash used in investing activities                 (24,467)      (12,268)     (35,142)

Cash flows from financing activities:
   Net increase (decrease) in deposits                                       10,905        (7,256)      13,024
   Net increase in federal funds purchased and securities sold
     under repurchase agreements                                             16,286           106        5,916
   Net increase (decrease) in Federal Home Loan Bank advances and other
     borrowings                                                               4,207         2,000       (1,000)
   Cash dividends paid                                                       (1,738)       (1,686)           -
   Treasury stock transactions, net                                          (1,104)       (1,806)        (266)
   Fractional shares purchased following stock dividend                          (5)           (4)          (3)
                      Net cash provided by (used in) financing activities    28,551        (8,646)      17,671
                           Net increase (decrease) in cash and
                                 cash equivalents                            23,809       (22,978)     (10,637)
Cash and cash equivalents at beginning of year                               25,580        48,558       59,195
Cash and cash equivalents at end of year                                    $49,389       $25,580      $48,558

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                               $18,321       $19,299      $19,250
     Income taxes                                                             4,133         2,949        2,060
   Disposal of property and equipment subject to valuation allowance              -           304            -
   Real estate acquired through or in lieu of foreclosure                       410            26        2,323
   Property plant and equipment transferred from other real estate                -         2,500            -
   Dividends declared not paid                                                  444           425          412

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

   The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

   (a)  PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BankIllinois. Sig-nificant intercompany accounts and transactions have been eliminated in consolidation. Based on the Company's approach to decision making, it has decided that its business is comprised of a single segment.

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

        Debt and equity securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. The difference between fair value and cost, adjusted for amortization of premium and accretion of discounts, results in an unrealized gain or loss. Unrealized gains or losses are reported as accumulated other comprehensive income (loss), net of the related deferred tax effect. Gains or losses from the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using methods which approximate the interest method over their contractual lives.
Page 36
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

   (d)  ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Management utilizes an approach, which provides for general and specific valuation allowances, is based on current economic condi-tions, past losses, collection experience, risk characteristics of the portfolio, assessment of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses, to determine the appropriate level of the allowance for loan losses.

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

        Management believes the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

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

   (f)  OTHER REAL ESTATE

        Other real estate, included in other assets in the accompanying consolidated balance sheets, is initially recorded at fair value, if it will be held and used, or at its fair value less costs to sell if it will be disposed of. If, subsequent to foreclosure, the fair value is less than the carrying amount, the difference is recorded as a valuation allowance through a charge to income. Subsequent increases in fair value are recorded through a reversal of the valuation allowance, but not below zero. Expenses incurred in maintaining the properties are charged to operations.

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

   (i)  EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and dilutive potential common shares outstanding. Options to purchase shares of the Company's common stock and stock appreciation rights, as discussed in note 13 to the consolidated financial statements, are the only dilutive potential common shares. The weighted average number of dilutive potential common shares is calculated using the treasury stock method.

Page 38
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

        Net income per share has been computed as follows:

                                                                  1999        1998         1997
        Net income                                            $7,552,000  $6,074,000   $5,400,000
        Shares:
          Weighted average common shares outstanding           5,561,537   5,650,806    5,670,663
          Dilutive effect of outstanding options, as determined
              by the application of the treasury stock method    189,213     168,119      117,262
          Dilutive effect of outstanding SARs, as determined
              by the application of the treasury stock method     15,092      15,038       12,393
          Weighted average common shares outstanding,
              as adjusted                                      5,765,842   5,833,963    5,800,318
        Basic earnings per share                                   $1.36       $1.07        $0.95
        Diluted earnings per share                                 $1.31       $1.04        $0.93

   (j)  CASH AND CASH EQUIVALENTS

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

   (k)  STOCK DIVIDEND

        During May 1997, 1998 and 1999, the Company effected 5% stock dividends. All references in the accompanying financial statements to number of shares and per share amounts have been retroactively restated to reflect the stock dividends.

   (l)  RECLASSIFICATION

        Certain amounts in the 1997 and 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.
           Such reclassifications have no effect on previously reported net income.

   (m)  EMERGING ACCOUNTING STANDARDS

        In June 1998, the Statement of Financial Accounting Standards No. 133,
           "Accounting for Derivative Instruments and Hedging Activities," was issued, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position. In July 1999, the Statement of Financial Accounting Standards No. 137 was issued. This Statement delays implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company expects to adopt the Statement effective January 1, 2001.

(3)     CASH AND DUE FROM BANKS

   The compensating balances held at correspondent banks were $804,000 and
        $522,000 at December 31, 1999 and 1998, respectively. BankIllinois maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, BankIllinois was required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves required to be held was $4,162,000 and $6,975,000 at December 31, 1999 and 1998, respectively.
Page 39
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(4)     INVESTMENTS IN DEBT AND EQUITY SECURITIES

   The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:

                                                                    Available-for-Sale
                                                                  Gross          Gross
                                                   Amortized   unrealized     unrealized     Fair
                                                     COST         GAINS         LOSSES       VALUE
December 31, 1999
   U.S. Treasury and other
            government agencies                     $69,397         $9           $877      $68,529
   Mortgage-backed securities                         3,492          -             64        3,428
   Other                                              4,443        405            458        4,390
                                                    $77,332        414          1,399       76,347

December 31, 1998
   U.S. Treasury and other
            government agencies                    $113,129     $1,420            $11     $114,538
   Mortgage-backed securities                         5,954         13             23        5,944
   Other                                              3,407        281            115        3,573
                                                   $122,490     $1,714           $149     $124,055

                                                                    Held-to-Maturity
                                                                  Gross          Gross
                                                   Amortized   unrealized     unrealized     Fair
                                                     COST         GAINS         LOSSES       VALUE
December 31, 1999
   U.S. Treasury and other
            government agencies                     $28,994         $-         $1,002      $27,992
   Obligations of states and
            political subdivisions                   18,238          6            487       17,757
   Mortgage-backed securities                        22,319          -            596       21,723
                                                    $69,551         $6         $2,085      $67,472

December 31, 1998
   U.S. Treasury and other
            government agencies                     $32,728        $83           $148      $32,663
   Obligations of states and
            political subdivisions                   18,614        204             54       18,764
   Mortgage-backed securities                        14,167          9             22       14,154
                                                    $65,509       $296           $224      $65,581

     Proceeds from sales of investments in debt and equity securities during 1999, 1998 and 1997 were $13,599,000, $48,000 and $145,000, respectively. Proceeds from maturities and calls of investments in debt and equity securities during 1999, 1998 and 1997 were $70,408,000, $83,911,000 and $68,839,000, respectively. Realized gains and losses (in thousands) on sales, maturities and calls for the years ended December 31, 1999, 1998 and 1997 were as follows:

                              1999      1998      1997
     Gross gains              $196      $61       $38
     Gross losses             (64)      (1)       -
     Net gains                $132      $60       $38

Page 40
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     Investments in debt and equity securities with a carrying value of $99,345,000 and $109,499,000 were pledged at December 31, 1999 and
          1998, respectively, to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

     The amortized cost and fair value of investments in debt and equity securities (in thousands) at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          Available-for-sale   Held-to-maturity
                                          Amortized   Fair     Amortized   Fair
                                            COST      VALUE      COST      VALUE
Due in one year or less                    $32,038   $31,841      $378      $380
Due after one year through five years       35,245    34,720    37,699    36,503
Due after five years through ten years       6,547     6,329     9,155     8,866
Due after ten years                             10        29         -         -
                                            73,840    72,919    47,232    45,749
Mortgage-backed securities                   3,492     3,428    22,319    21,723
              Total debt securities        $77,332   $76,347   $69,551   $67,472

(5)  LOANS

     A summary of loans (in thousands), by classification, at December 31, 1999 and 1998 is as follows:

                                                1999         1998
Commercial, financial, and agricultural       $116,943    $112,265
Real estate                                    161,538     132,919
Installment and consumer                        76,356      47,401
                                               354,837     292,585
Less:
   Allowance for loan losses                     5,059       5,279
                                              $349,778    $287,306

     The Company makes commercial, financial, and agricultural; real estate;
          and installment and consumer loans to customers located in east-central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in east-central Illinois.

     During 1999, 1998 and 1997, the Company sold approximately $47,013,000,
          $67,153,000 and $24,138,000, respectively, of residential mortgage loans in the secondary market, primarily to Bank of America (formerly NationsBanc). Gross gains of approximately $440,000, $642,000 and $275,000, and gross losses of approximately $35,000, $48,000 and $4,000, were realized on the sales during 1999, 1998 and 1997, respectively.

     Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 1999 and 1998:

                                                 1999              1998
     Fannie Mae                                  $55,026          $68,137
     Freddie Mac                                   1,432            1,944
     Illinois Housing Development Authority        2,605            3,146

     In the normal course of business, loans are made to directors, executive officers, and principal stockholders of the Company and to parties which the Company or its directors, executive officers, and stockholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including
Page 41
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
          interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 1999 was as follows:

                                                              1999
          Balance, January 1                                 $6,501
          New loans                                           1,556
          Repayments                                           (587)
          Balance, December 31                               $7,470

     Activity in the allowance for loan losses (in thousands) for 1999, 1998 and 1997 was as follows:

                                                    1999        1998         1997
Balance, beginning of year                         $5,279      $5,306       $5,587
Provision charged to expense                          360         535          465
Loans charged off                                    (971)       (811)        (998)
Recoveries on loans previously charged off            391         249          252
Balance, end of year                               $5,059      $5,279       $5,306

     The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 1999, 1998 and 1997:

                                                     1999        1998         1997
Impaired loans on nonaccrual                            $-        $720       $1,793
Impaired loans continuing to accrue interest             -           -          172
Total impaired loans                                     -         720        1,965
Other non-accrual loans not classified
    as impaired                                          8         406          415
Allowance for loan losses on impaired loans              -         377          773

Impaired loans for which there is no related
    allowance for loan losses                            -           -            -
Average recorded investment in impaired
    loans                                              217       2,240        3,129
Interest income recognized from impaired
    loans                                                -           5           98
Cash basis interest income recognized from
    impaired loans                                      97          18            6

Page 42
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(6)  PREMISES AND EQUIPMENT

     A summary of premises and equipment (in thousands) at December 31, 1999 and 1998 is as follows:

                                                         1999       1998
Land                                                    $3,131     $2,865
Furniture and equipment                                  4,733      5,269
Buildings and leasehold improvements                    14,693     13,762
                                                        22,557     21,896
Less accumulated depreciation and amortization           9,560      9,701
                                                       $12,997    $12,195

     During December 1998, the BankIllinois Executive Center was transferred from other real estate owned to premises and equipment.

     Depreciation and amortization expense was $1,219,000, $1,035,000 and $1,105,000 for 1999, 1998 and 1997, respectively.

     The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through November 2007 and have renewal options to extend the lease terms for various dates through November 2017. The rental expense for these operating leases was $209,000, $222,000 and $199,000 in 1999, 1998 and 1997, respectively.

     Minimum annual rental payments required under the operating leases (in thousands), which have initial or remaining terms in excess of one year at December 31, 1999 are as follows:

          2000                 $202
          2001                  202
          2002                  202
          2003                   96
          2004                   83
          Thereafter             84
                               $869

(7)  DEPOSITS

     Due to current regulatory issues the Company was allowed to reclassify certain demand deposits to savings deposits in 1999. This reclassification was not performed in 1998. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

Page 43
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     As of December 31, 1999, the scheduled maturities of time deposits (in thousands) were as follows:

          2000         $95,248
          2001          59,634
          2002          24,005
          2003           1,078
          2004             896
                      $180,861

(8)  SHORT-TERM BORROWINGS

     A summary of short-term borrowings (in thousands) at December 31, 1999 and 1998 is as follows:

                                                                  1999       1998
Federal funds purchased                                         $2,675      $4,550
Securities sold under agreements to repurchase:
   U.S. Treasury and other government agency securities
      with carrying values of $77,662,000 and $81,116,000
      and market values of $76,800,000 and $81,129,000
      at December 31, 1999 and 1998, respectively               63,574      45,413
                                                               $66,249     $49,963

     Information relating to short-term borrowings (dollars in thousands) is as follows:


                                                     1999        1998        1997
Federal funds purchased:
   Average daily balance                            $7,569      $3,881      $3,763
   Maximum balance at month-end                     29,550       4,840       9,100
   Weighted average interest rate at year-end        3.88%       3.44%       5.15%
   Weighted average interest rate for the year       4.88%       5.11%       5.35%

Securities sold under agreements to repurchase:
   Average daily balance                           $51,361     $44,806     $39,221
   Maximum balance at month-end                     63,574      53,080      41,457
   Weighted average interest rate at year-end        5.21%       4.38%       5.43%
   Weighted average interest rate for the year       4.77%       4.92%       5.29%

     The securities underlying the agreements to repurchase are under the control of BankIllinois.

Page 44
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(9)  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     A summary of Federal Home Loan Bank (FHLB) advances and other borrowings
          (dollars in thousands) at December 31, 1999 is as follows:

                                                                     Weighted
                                              Other                   average
                                AMOUNT     BORROWINGS     TOTAL        RATE
Maturing in year ending:
   2000                         $1,000        $23        $1,023        6.60%
   2001                          1,000         23         1,023        6.78%
   2002                          7,000         23         7,023        6.09%
   2003                              -         23            23        7.75%
   2004                              -         23            23        7.75%
   2005                              -         23            23        7.75%
   2006                              -         23            23        7.75%
   2007                              -         23            23        7.75%
   2008                          5,000         23         5,023        5.41%
                               $14,000       $207       $14,207        5.95%

     The terms of a security agreement with the FHLB require BankIllinois to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. BankIllinois had a total remaining borrowing capacity with the FHLB of approximately $4,032,000 at December 31, 1999 at a rate equal to the FHLB current advance rates.

     The other borrowings were for the purchase of land at a cost of $266,000. Principal of $23,033 and annual interest is due March 8th of each year until the balance has been paid in full. Interest is based on the prime rate at March 8th of the previous year. The rate at December 31, 1999 was 7.75%.

(10) LINE OF CREDIT

     The Company has an unsecured line of credit of $5,000,000 from a third party lender. As of December 31, 1999, the entire line was available.

(11) INCOME TAXES

     Federal income tax expense (in thousands) for 1999, 1998 and 1997 is summarized as follows:

                                            1999      1998      1997
     Current                               $4,125    $2,970    $2,686
     Deferred                                (612)      (49)      (27)
     Total                                 $3,513    $2,921    $2,659

Page 45
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     Actual income tax expense (in thousands) for 1999, 1998 and 1997 differ from the "expected" income taxes (computed by applying the maximum U.S. federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                            1999      1998      1997
     Computed "expected" income taxes      $3,873    $3,148    $2,821
     Tax-exempt interest income, net of
        disallowed interest expense          (232)     (136)      (97)
     Income taxed at lower rates             (100)      (90)      (81)
     Other, net                               (28)       (1)       16
                                           $3,513    $2,921    $2,659

   The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                      1999      1998
     Deferred tax assets:
        Allowance for loan losses                    $1,539    $1,309
        Deferred compensation                         1,169     1,089
        Other real estate                               174       174
        Severance payable                                88       179
        Stock appreciation rights                       135       129
        Unrealized holding loss on
            available-for-sale securities               335         -
        Other                                             -         -
              Total deferred tax assets              $3,440    $2,880
     Deferred tax liabilities:
        Unrealized holding gain on
            available-for-sale securities                $-     $(532)
        Premises and equipment                         (882)   (1,054)
        Deferred loan fees                             (122)      (95)
        Other                                           (49)     (221)
              Total deferred tax liabilities        ($1,053)  ($1,902)
     Valuation allowance                               (278)     (348)
              Net deferred tax assets                $2,109      $630

   A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

(12)    RETIREMENT PLANS

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

   Total contributions by the Company under the retirement plans discussed above totaled $465,000, $409,000 and $386,000 for 1999, 1998 and
        1997, respectively.

Page 46
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

   Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded expenses of $260,000, $243,000 and $236,000 in 1999, 1998 and 1997,
        respectively, related to these agreements.

(13)    STOCKHOLDERS' EQUITY

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

   STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
   The Company has established a stock incentive plan, which provides for the granting of both qualified and non-qualified options of the Company's common stock to certain key managerial employees, and a stock option plan which provides for the granting of non-qualified stock options and stock appreciation rights (SARs) to certain key managerial employees. The option price must be at least 100% of the fair market value of the common stock on the date the option is granted and the maximum option term cannot exceed 10 years. The plan allows for the granting of options in tandem with SARs. Exercise of a SAR cancels the related option and entitles the holder to receive a payment in return, equal to the excess of the fair market value of the shares subject to the option surrendered over the exercise price. Payment by the Company will be made in shares of the Company's common stock with cash paid in lieu of fractional shares. The exercise of a SAR is subject to all of the terms and conditions of the related option. As of December 31, 1997, all of these options were fully vested.

   In 1996, the Company established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options which vest and thus become exercisable ratably over a three-year period from the date granted. All options granted subsequent to January 1, 1996 were issued from the 1996 plan.

   The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                                     1999                 1998                  1997
                                                         WEIGHTED              WEIGHTED            WEIGHTED
                                                          AVERAGE               AVERAGE             AVERAGE
                                                         EXERCISE              EXERCISE            EXERCISE
                                               SHARES      PRICE      SHARES     PRICE    SHARES     PRICE
Options outstanding, beginning
     of year                                   454,736    $9.72      394,410    $7.83     304,400   $6.16
Granted ($13.28-$21.79 per share)               79,800    21.79       85,979    18.59      91,425   13.39
Exercised                                      (10,982)   15.27      (21,873)    9.77      (1,415)   7.63
Options forfeited                               (3,115)   19.81       (3,780)   14.50           -       -
Options outstanding, end of year               520,439   $11.39      454,736    $9.72     394,410   $7.83
Options exercisable, end of year               463,038   $10.28      399,055    $8.72     351,788   $7.17
Weighted average fair value of
   options granted                                        $3.98                 $4.69               $5.23

Page 47
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                       WEIGHTED
                                        AVERAGE    WEIGHTED                WEIGHTED
                                       REMAINING    AVERAGE                 AVERAGE
              EXERCISE    NUMBER      CONTRACTUAL  EXERCISE      NUMBER    EXERCISE
                PRICE   OUTSTANDING      LIFE        PRICE     OUTSTANDING   PRICE
               $5.91     256,288         4.00        $5.91     256,288      $5.91
                7.63      33,019         5.00         7.63      33,019       7.63
               13.28      41,656         2.11        13.28      39,342      13.28
               13.61      32,410         2.25        13.61      32,410      13.61
               18.59      79,366         2.92        18.59      59,833      18.59
               21.79      77,700         3.46        21.79      42,146      21.79
             520,439        3.98       $11.39      463,038      $10.28

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

                                             1999      1998      1997
     Number of options granted             79,800    85,979    91,425
     Risk-free interest rate                 6.06%     4.59%     5.58%
     Expected life, in years                 3.46      3.47      3.44
     Expected volatility                     7.79%     7.57%    11.00%
     Expected dividend yield                 1.41%     1.41%     1.68%
     Estimated fair value per option        $3.98     $4.69     $5.23

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

                                             1999      1998      1997
     Net income on common stock:
        As reported                         $7,552    $6,074   $5,400
        Pro forma                            7,317     5,861    5,232
     Basic earnings per share:
        As reported                          $1.36     $1.07    $0.95
        Pro forma                             1.32      1.04     0.92
     Diluted earnings per share:
        As reported                          $1.31     $1.04    $0.93
        Pro forma                             1.27      1.00     0.90

     At December 31, 1999, 13,362 SARs remained outstanding.

Page 48
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(14) DIVIDEND RESTRICTIONS

     Banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. Retained earnings of BankIllinois available for payment of dividends, subject to maintenance of minimum capital requirements, was $1,543,000 at December 31, 1999.

(15) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

     Following are the condensed balance sheets as of December 31, 1999 and 1998 and the related condensed statements of income, comprehensive income and cash flows for 1999, 1998 and 1997 for BankIllinois Financial Corporation:


                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                                               1999      1998
Assets:
   Cash                                                       $6,779    $4,179
   Investment in BankIllinois                                 53,177    53,629
   Investment in equity securities                             3,981     3,179
   Other assets                                                  421       337
                                                             $64,358   $61,324
Liabilities and stockholders' equity:
   Dividends payable                                            $444      $425
   Other liabilities                                             189       192
   Stockholders' equity                                       63,725    60,707
                                                             $64,358   $61,324


                         CONDENSED STATEMENTS OF INCOME
                                 (in thousands)
                                                     1999      1998      1997
Revenue:
   Dividends received from subsidiary              $7,000     $6,000    $5,200
   Interest income on deposits                        100        126        48
   Dividend income on securities                       80         14         2
   Securities gains/(losses)                           (9)         -         -
                                                    7,171      6,140     5,250

Expenses:
   Amortization of organization costs                    -        11        11
   Other                                               441       481       502
                                                       441       492       513

         Income before applicable income tax
            benefit and equity in undistributed
            income of subsidiary                     6,730     5,648     4,737
Applicable income tax benefit                           91       119       158
Equity in undistributed income of
   subsidiary                                          731       307       505
         Net income                                 $7,552    $6,074    $5,400



Page 49
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                     1999      1998      1997
Net income                                         $7,552    $6,074     $5,400
Unrealized gain (loss) on securities
   available-for-sale arising this year
   net of tax of ($836), $393 and $215
   in 1999, 1998 and 1997, respectively            (1,623)      765       420
Less:  reclassification adjustment for gains
   included in net income, net of tax of ($31)
   ($15) and ($7) in 1999, 1998 and 1997,
   respectively                                       (60)      (30)      (13)
                                                   (1,683)      735       407
Comprehensive income                               $5,869    $6,809    $5,807



                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                     1999      1998      1997
Cash flows from operating activities:
   Net income                                      $7,552    $6,074    $5,400
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Equity in undistributed income of
            subsidiary                               (731)     (307)     (505)
         Amortization of organization costs             -        11        11
         Stock appreciation rights                      -         -       108
         Other, net                                  (343)      (16)      (12)
               Net cash provided by operating
                  activities                        6,478     5,762     5,002
Cash flows from investing activities:
   Equity securities transactions, net             (1,031)   (2,496)     (495)
               Net cash used in investing
                  activities                       (1,031)   (2,496)     (495)
Cash flows from financing activities:
   Treasury stock transactions, net                (1,104)   (1,806)     (266)
   Fractional shares purchased following
      stock dividend                                   (5)       (4)       (3)
   Cash dividends paid                             (1,738)   (1,686)        -
               Net cash used in financing
                  activities                       (2,847)   (3,496)     (269)
Cash at beginning of year                           4,179     4,409       171
Cash at end of year                                $6,779    $4,179    $4,409

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

     The following table summarizes these financial instruments and commitments (in thousands) at December 31, 1999 and 1998:

                                                          1999      1998
     Financial instruments whose contract amounts
        represent credit risk:
           Commitments to extend credit                $78,173   $66,927
           Standby letters of credit                     2,501     4,328

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total com-mitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evalu-ates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evalua-tion. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.

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

Page 51
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998:

                                                        1999                1998
                                                 CARRYING    FAIR    CARRYING    FAIR
                                                  AMOUNT    VALUE    AMOUNT     VALUE
Assets:
   Cash and cash equivalents                       $49,389   $49,389   $25,580   $25,580
   Investments in debt and equity securities       147,501   145,422   191,136   191,208
   Mortgage loans held-for-sale                        771       771    10,951    10,953
   Loans                                           349,778   345,247   287,306   290,227
   Accrued interest receivable                       4,255     4,255     4,865     4,865
Liabilities:
   Deposits                                       $420,803  $419,939  $409,898  $411,915
   Federal funds purchased and securities sold
       under repurchase agreements                  66,249    66,228    49,963    49,976
   FHLB advances and other borrowings               14,207    13,857    10,000    10,069
   Accrued interest payable                          1,511     1,511     1,399     1,399

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

     LOANS
     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 1999 and 1998. Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

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

Page 52
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS The fair value of federal funds purchased and securities sold under agreements to repurchase is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on federal funds purchased and securities sold under agreements to repurchase with similar remaining maturities.

     FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER BORROWINGS
     The fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using rates on current FHLB advances with similar remaining maturities.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and BankIllinois to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and BankIllinois meet all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the primary regulatory agency categorized BankIllinois as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, BankIllinois must maintain minimum Total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BankIllinois' category.

Page 53
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The Company's and BankIllinois' actual capital amounts and ratios as of December 31, 1999 and 1998 are presented in the following tables:

                                                                                TO BE WELL
                                                                                CAPITALIZED UNDER
                                                             FOR CAPITAL        PROMPT CORRECTIVE
                                              ACTUAL       ADEQUACY PURPOSES:   ACTION PROVISIONS:
                                          AMOUNT     RATIO    AMOUNT     RATIO    AMOUNT     RATIO
As of December 31, 1999:
   Total capital
      (to risk-weighted assets)
     Consolidated                         $69,317   17.3%     $32,018     8.0%       N/A
     BankIllinois                         $58,366   14.7%     $31,669     8.0%   $39,586    10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                         $64,279   16.1%     $16,009     4.0%       N/A
     BankIllinois                         $53,383   13.5%     $15,834     4.0%   $23,752     6.0%
   Tier I capital
      (to average assets)
     Consolidated                         $64,279   11.6%     $22,085     4.0%       N/A
     BankIllinois                         $53,383    9.7%     $21,916     4.0%   $27,395     5.0%

                                                                                TO BE WELL
                                                                                CAPITALIZED UNDER
                                                             FOR CAPITAL        PROMPT CORRECTIVE
                                              ACTUAL       ADEQUACY PURPOSES:   ACTION PROVISIONS:
                                           AMOUNT   RATIO      AMOUNT    RATIO    AMOUNT    RATIO
As of December 31, 1998:
   Total capital
      (to risk-weighted assets)
     Consolidated                         $63,933   19.1%     $26,754     8.0%       N/A
     BankIllinois                         $56,835   17.2%     $26,496     8.0%   $33,119    10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                         $59,664   17.8%     $13,377     4.0%       N/A
     BankIllinois                         $52,650   15.9%     $13,248     4.0%   $19,872     6.0%
   Tier I capital
      (to average assets)
     Consolidated                         $59,664   11.1%     $21,488     4.0%       N/A
     BankIllinois                         $52,650    9.8%     $21,416     4.0%   $26,770     5.0%

(19) PENDING MERGER

     On August 12, 1999, the Company's Board of Directors approved a merger agreement between First Decatur Bancshares, Inc. and the Company that would result in a tax-free merger into a new company known as Main Street Trust, Inc. Under the terms of this agreement, each First Decatur Bancshares, Inc. share and each Company share issued and outstanding prior to the effective date of the merger shall be converted into shares of Main Street Trust, Inc. It is
Page 54
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
          anticipated that this transaction will be completed during the first quarter of 2000. However, it is subject to several conditions including approval of First Decatur Bancshares, Inc. shareholders, Company shareholders and various regulatory authorities. At December 31, 1999, First Decatur Bancshares, Inc. had total assets of $462,473,000, total deposits of $374,271,000 and total stockholders' equity of $52,399,000.
Page 55
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
Page 56
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                               POSITION WITH THE COMPANY AND
NAME                               DIRECTOR    BANK AND OCCUPATION FOR THE
(AGE)                              SINCE<F1>   LAST FIVE YEARS

CLASS I
(TERM EXPIRES 2002)
David J. Downey                    1992        Director of the Company;
(Age 58)                                       President, The Downey Group,
                                               Inc. (estate planning, wealth
                                               transfer and executive
                                               compensation organization)
                                               (1963-present)

Van A. Dukeman                     1995        Director, President and Chief
(Age 41)                                       Executive Officer of the
                                               Company and the Bank; Director
                                               and President of BIFC and
                                               BankIllinois (1995-1996)

Gene A. Salmon                     1991        Director of the Company;
(Age 55)                                       President, Cross Construction,
                                               Inc. (1979-present)

James A. Sullivan                  1984        Director of the Company;
(Age 72)                                       Retired Chief Executive
                                               Officer, Sullivan Chevrolet
                                               Company (1976-1998)

CLASS II
(TERM EXPIRES 2000)
Gregory B. Lykins                  1995        Director, Chairman of the
(Age 52)                                       Board of the Company and the
                                               Bank; Director, Chairman of
                                               the Board and Chief Executive
                                               Officer of BIFC and
                                               BankIllinois (1995-1996)

August C. Meyer, Jr.               1962        Director of the Company;
(Age 62)                                       President, Midwest Television
                                               Inc. (1976-present)

CLASS III
(TERM EXPIRES 2001)
Roy V. VanBuskirk                  1991        Director of the Company;
(Age 69)                                       Retired, Chief Executive
                                               Officer, Bacon and VanBuskirk
                                               Glass Company and Danville
                                               Bacon and VanBuskirk Glass
                                               Company, Inc. (1968-1998)

George T. Shapland                 1995        Director of the Company;
(Age 69)                                       President, Shapland Management
                                               Co. (1990-present)

Dean R. Stewart                    1984        Director of the Company;
(Age 71)                                       Chairman of the Board, CIF
                                               (1991-1996); Chairman and
                                               Chief Executive Officer, Tri
                                               Star Marketing, Inc. (1974-
                                               present)

<F1> Indicates year first elected to the board of directors of the Company, the Bank or their predecessors.

Page 57
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     All of the Company s directors will hold office for the terms indicated, or until their respective successors are duly elected and qualified, and all executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company s directors or executive officers have been selected for their respective positions. There are no family relationships between any director or executive officer.

     Non-employee directors of the Company received during 1999 fully vested options to purchase 4,000 shares of Common Stock for serving on the Boards of Directors and committees of the Company and the Bank. Directors of the Company who are also employees of the Company were not separately compensated for service on such Boards or committees.

     Currently, Mr. Lykins is serving on the board of directors of Main Street. At the effective time of the merger of the Company and First Decatur with and into Main Street, Main Street's board will be increased to include Messrs. Downey, Dukeman, Meyer, Salmon, Shapland and VanBuskirk, and six other directors from the current board of directors of First Decatur.
Page 58
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

BOARD COMMITTEES AND MEETINGS

     A total of thirteen regularly scheduled and special meetings were held by the Board of Directors of the Company during 1999. The Board of Directors of the Company has established an Audit Committee and a Compensation Committee. During 1999, all directors attended at least 75% of the meetings of the Board and the committees on which they served.

     Members of the Audit Committee are Messrs. Stewart (Chair), Meyer, VanBuskirk and Sullivan, and Messrs. Lykins and Dukeman serve ex officio.
The Audit Committee reports to the Board of Directors and has the responsibility to review and approve internal control procedures, accounting practices and reporting activities of the Bank. The committee also has the responsibility for establishing and maintaining communications between the Board and the independent auditors and regulatory agencies. The Audit Committee reviews with the independent auditors the scope of their examinations, with particular emphasis on the areas to which either the Audit Committee or the auditors believe special attention should be directed. It also reviews the examination reports of regulatory agencies and reports to the full Board regarding matters discussed therein. Finally, it oversees the establishment and maintenance of effective controls over the business operations of the Bank. The Audit Committee met four times in 1999.

     The members of the Compensation Committee are Messrs. VanBuskirk (Chair), Meyer and Stewart, and Messrs. Lykins and Dukeman serve ex officio. The Compensation Committee reports to the Board of Directors and has responsibility for all matters related to compensation of executive officers of the Company, including review and approval of base salaries, review of salaries of executive officers compared to other financial services holding companies in the region, fringe benefits, including modification of the retirement plan, and incentive compensation. The Compensation Committee also reviews compensation to be paid to the Company's directors for service on the Board of Directors and attendance at Board and Committee meetings. The Compensation Committee met two times in 1999.

     In May of 1999, at the Company's annual organizational meeting, the Board of Directors of the Company decided not to establish a separate Executive Committee as in the past. Matters previously reviewed by this Committee included board compensation, the Company's dividend policy, and nominations to the Company's Board of Directors. As discussed above, the Compensation Committee will assume responsibility for reviewing Board compensation. The Company's dividend policy will be reviewed by the Board of Directors. The Board of Directors will also consider nominations to the Board submitted by stockholders if such nominations are made in writing to the Committee and otherwise comply with Article 2, Section 13 of the Company's bylaws. The former Executive Committee did not meet in 1999.

EXECUTIVE OFFICERS

     The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. The names and ages of the executive officers of the Company as of December 31, 1999, as well as the offices held by these officers on that date, other positions held with the Company and its subsidiary and principal occupations for the past five years are set forth below.



                                                POSITION WITH THE COMPANY AND
NAME                               AGE          BANK AND PRINCIPAL OCCUPATION

Gregory B. Lykins                  52           Chairman of the Board of the
                                                Company and BankIllinois.
                                                Prior to the 1995 Merger, Mr.
                                                Lykins served as Chairman of
                                                the Board and Chief Executive
                                                Officer of BKI and
                                                BankIllinois.
Page 59
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Van A. Dukeman                     41           Director, President and Chief
                                                Executive Officer of the
                                                Company and BankIllinois.
                                                Prior to the 1995 Merger, Mr.
                                                Dukeman served as President
                                                and director of BKI.

David B. White                     48           Executive Vice President and
                                                Chief Financial Officer of the
                                                Company and BankIllinois.
                                                Prior to the 1995 Merger, Mr.
                                                White served as Executive Vice
                                                President and Chief Financial
                                                Officer of BankIllinois.

Charles R. Eyman                   53           Executive Vice President of
                                                BankIllinois.  Prior to the
                                                1995 Merger, Mr. Eyman served
                                                as Senior Vice President of
                                                The Champaign National Bank.

Robert F. Plecki, Jr.              39           Executive Vice President of
                                                BankIllinois.  Prior to his
                                                current position, Mr. Plecki
                                                served as Senior Vice
                                                President and Vice President
                                                of BankIllinois.

Leanne C. Heacock                  34           Executive Vice President of
                                                BankIllinois.  Prior to her
                                                current position, Ms. Heacock
                                                served as Senior Vice
                                                President of BankIllinois.
                                                Prior to the 1995 Merger, Ms.
                                                Heacock served as Assistant
                                                Vice President and Operations
                                                Officer for the Champaign
                                                National Bank.

Mark J. Wisniewski                 36           Senior Vice President of
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

Page 60
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table shows the compensation earned during the three most recently completed fiscal years by the Chief Executive Officer and the three other most highly compensated executive officers of the Company (including those employed by the Company's subsidiaries) whose 1999 salary and bonus exceeded $100,000:

                                     SUMMARY COMPENSATION TABLE
                                                                    LONG TERM
                                                                  COMPENSATION
                                         ANNUAL COMPENSATION         AWARDS
(A)                           (B)      (C)       (D)       (E)         (G)          (I)
                                                                   SECURITIES
                                                                   UNDERLYING    ALL OTHER
NAME AND                              <F1>                          OPTIONS/   COMPENSATION
PRINCIPAL POSITION           YEAR   SALARY($) BONUS($)  OTHER($)    SARS <F2>    ($) <F3>
Gregory B. Lykins,           1997   $180,000   $40,000       --        3,472      $18,550
Chairman of the Board        1998    134,307    50,000    3,792        5,512       17,329
                             1999    102,962   100,000    3,937        5,250       18,966

Van A. Dukeman,              1997   $127,000   $40,000       --        3,472      $13,445
President and Chief          1998    151,346    60,000    1,729        5,512       14,207
Executive Officer            1999    154,231   100,000    2,052        5,250       16,825

David B. White,              1997    $95,000    15,000       --        3,472       $9,395
Executive Vice President     1998    107,115    22,000    1,625        3,307       10,639
and Chief Financial Officer  1999    107,962    25,000    1,895        3,150       12,012

Charles R. Eyman,            1997    $95,000    15,000       --        3,472      $10,107
Executive Vice President     1998    107,115    22,000    4,119        3,307       11,115
                             1999    107,962    25,000    4,208        3,150       12,542

<F1>    Includes amounts deferred and, with respect to Mr. Lykins, includes amounts received for service as Chairman of the Board of the Company.

<F2>    As adjusted for stock dividends.

<F3>    The total amounts in this column reflect the Company's contributions under its 401(K) Plan, Non-Qualified Retirement Plan, Profit Sharing Plan and amounts paid for premiums on insurance policies with respect to each named executive officer. These amounts were $3,200, $3,400, $8,000 and $3,950 for Mr. Lykins for 1997, $1,590, $2,329, $8,800 and $4,610
        for 1998, and $800, $5,288, $8,800 and $4,078 for 1999; $3,200, $1,810,
        $8,000 and $435 for Mr. Dukeman for 1997, $1,787, $3,140, $8,800 and
        $480 for 1998, and $800, $6,826, $8,800 and $399 for 1999; $2,200,
        $1,705, $5,200 and $290 for Mr. White for 1997, $1,570, $2,072, $6,695
        and $302 for 1998, and $665, $4,347, $6,685 and $315 for 1999; and
        $2,200, $1,705, $5,200 and $1,002 for Mr. Eyman for 1997, $1,570,
        $2,072, $6,695 and $778 for 1998, and $665, $4,351, $6,686 and $840 for
        1999.

PAGE 61
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

STOCK OPTION INFORMATION

        The following table sets forth certain information concerning the number and value of stock options granted in the last fiscal year to the individuals named in the Summary Compensation Table:

                                             OPTION GRANTS IN LAST FISCAL YEAR
                                                      INDIVIDUAL GRANTS
                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                       AT ASSUMED ANNUAL RATES OF
                                                                                        STOCK PRICE APPRECIATION
                                                                                             FOR OPTION TERM
(A)                          (B)               (C)               (D)              (E)         (F)        (G)
                                           % OF TOTAL
                                             OPTIONS
                           OPTIONS         GRANTED TO
                           GRANTED        EMPLOYEES IN    EXERCISE OR BASE    EXPIRATION
NAME                    (#) <F1><F2>    FISCAL YEAR <F2>  PRICE ($/Sh)<F2>       DATE        5%($)       10%($)
Gregory B. Lykins            5,250            10.0%            $21.79          03/15/04      $31,606    $69,841
Van A. Dukeman               5,250            10.0%             21.79          03/15/04       31,606     69,841
David B. White               3,150             6.0%             21.79          03/15/04       18,964     41,904
Charles R. Eyman             3,150             6.0%             21.79          03/15/04       18,964     41,904

<F1>    Such options vest over a three-year period.  Options will vest in their entirety upon the occurrence of a change in control, including the approval of a merger by the Company's stockholders.
<F2>    As adjusted for stock dividends.

        The following table sets forth certain information concerning the exercisable and nonexercisable stock options at December 31, 1999, held by the individuals named in the Summary Compensation Table:

                                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                              OPTION VALUES

                           SHARES                      NUMBER OF SECURITIES
                          ACQUIRED                    UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED IN-
                             ON          VALUE           OPTIONS AT FY-END                  THE-MONEY OPTIONS
      NAME                EXERCISE     REALIZED               (#)(D)                        AT FY-END ($)(E)
     (#)(A)                (#)(B)       ($)(C)       EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
Gregory B. Lykins            ---          $---          130,633         6,245           $2,201,381      $18,966
Van A. Dukeman               ---           ---          130,633         6,245            2,201,381       18,966
David B. White               550         9,640           17,106         3,823              237,148       12,152
Charles R. Eyman             ---           ---            9,251         3,823               94,056       12,152

Page 62
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with certain of its executive officers, including each of the executive officers named in the Summary Compensation Table. Each employment agreement provides for an initial term of one year and, at the end of its initial term as well as any subsequent term, is automatically extended for one year until either the Company or the employee gives written notice to the contrary. Each agreement terminates upon the employee's death, disability, discharge for cause or in the event of "constructive discharge" or a change of control (as defined in the employment agreements). The employment agreements are also terminable by the employee upon 90 days' notice to the Company. After the effectiveness of the merger transaction with the Company and First Decatur with and into Main Street, each of the employment agreements entered into between the Company and the named executive officers will remain in full force and effect with Main Street as the successor employer.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of the Company establishes compensation and benefits for the Chief Executive Officer and reviews and recommends compensation and benefits for other officers and employees of the Bank. During 1999, no executive officer of the Company served as a member of
(i) the compensation committee of another entity in which one of the executive officers of such entity served on the Bank's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Bank's Compensation Committee or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors.

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

        There are three basic components to the total compensation of all key executives -- base salary, incentive bonus and long-term incentive compensation. The salary component is reflective of levels of responsibility, authority and performance, relative to similar positions in the banking industry. The incentive portion is directly related to financial performance, as measured by net
Page 63
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
income, return on average assets, and other financial factors. The long-term incentive compensation component is currently composed of the 1996 Stock Option Plan adopted by the Company. The Company maintains the stock option plan to reward senior executives of the Company for outstanding performance and to help the Company attract and retain qualified personnel in key positions. The stock option plan is further designed to give key employees a proprietary interest in the Company as an incentive to contribute to the success of the Company. Awards under the plan are determined by the Compensation Committee based on each respective officer's level of responsibility, overall performance and significance to the Company's future growth and profitability.

        Members of the Compensation Committee are Messrs. VanBuskirk (Chair), Meyer and Stewart, and Messrs. Lykins and Dukeman serve ex officio.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the Company s Common Stock beneficially owned on March 1, 2000 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company Common Stock, each director and nominee and all directors and executive officers of the Company as a group.

NAME OF INDIVIDUAL AND               AMOUNT AND NATURE OF        PERCENT
NUMBER OF PERSONS IN GROUP          BENEFICIAL OWNERSHIP(1)     OF CLASS

DIRECTORS AND NOMINEES
David J. Downey                          338,929(2)                6.1%
Van A. Dukeman                           193,770(3)                3.4%
Gregory B. Lykins                        427,174(4)                7.5%
August C. Meyer, Jr.                   1,648,575(5)               29.6%
Gene A. Salmon                            99,072                   1.8%
George T. Shapland                       320,957(6)                5.8%
Dean R. Stewart                           36,054(7)                  *
James A. Sullivan                         35,600                     *
Roy V. VanBuskirk                         40,405                     *

OTHER NAMED EXECUTIVE OFFICERS
Charles R. Eyman                          18,121                     *
David B. White                            20,001                     *

All directors and executive
officers as a group
(14 persons)                           3,192,089(8)               53.7%


* Less than one percent.

<F1>   The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Pursuant to the rules of the Securities and Exchange Commission, shares obtainable through the exercise of options which are currently exercisable, or which will become exercisable within 60 days of the date of the information contained in this table, and are included as beneficially owned. The number of shares obtainable through options and included in this table are as follows: 10,149 shares for Mr. Eyman; 13,240 shares for Messrs. Downey, Meyer and Salmon, Shapland, Stewart, Sullivan and VanBuskirk; 18,004 shares for Mr. White; and 132,003 shares for Messrs. Dukeman and Lykins. Each director and officer has no voting and sole investment power over such shares. Inclusion of shares shall not constitute an admission of beneficial ownership or voting or investment power over such shares.

<F2>   Includes 16,707 shares over which Mr. Downey has shared voting and sole investment power. Mr. Downey's business address is 505 Devonshire Drive, Champaign, Illinois 61820.
Page 64
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

<F3>   Includes 2,100 shares over which Mr. Dukeman has shared voting and sole investment power.

<F4>   Includes 19,253 shares over which Mr. Lykins has shared voting and sole investment power. Mr. Lykins' business address is 100 West University Avenue, Champaign, Illinois 61820.

<F5>   Includes 1,373,659 shares held by certain trusts for which Mr. Meyer serves as trustee. Mr. Meyer exercises sole voting and investment power over such shares. Also includes 61,321 shares held by Mr. Meyer's spouse over which Mr. Meyer has no voting or investment power. Mr. Meyer disclaims beneficial ownership over all such shares. Mr. Meyer's business address is 100 West University Avenue, 4th Floor, Champaign, Illinois 61820.

<F6>   Mr. Shapland's business address is 1203 South Mattis Avenue,
       Champaign, Illinois  61821.

<F7>   Includes 10,704 shares held jointly with Mr. Stewart's spouse, over which shares Mr. Stewart has shared voting and investment power.

<F8>   Includes 397,967 shares obtainable through the exercise of options considered presently exercisable.

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

       Each Party to the Shareholders' Agreement other than August C. Meyer Jr. has the right to put his shares to Mr. Meyer, in which event Mr. Meyer will be obligated to purchase all such shares subject to the rights of the other Parties to join in the purchase on a proportionate basis. Puts may be exercised prior to the expiration of the three-year period following the 1995 Merger only in the event of the death of a Party. In any case, if a put is exercised, and within 18 months thereafter there is a sale of the Company, any profits realized on the sale of the put shares must be repaid to the Party that previously exercised the put.

       The Shareholders' Agreement will terminate ten years after it becomes effective. It also will terminate upon a sale, dissolution or liquidation of the Company or upon the written agreement of the Parties. After the merger of the Company and First Decatur with and into Main Street, it is anticipated that the Shareholders' Agreement will remain in full force and effect, with respect to the Parties' holdings of Main Street common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Directors and officers of the Company and the Bank and their associates were customers, of and had transactions with, the Company and the Bank during 1999. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

        During 1999, the Company incurred approximately $64,000 in construction costs for services provided by Cross Construction, Inc. Mr. Salmon, a director of the Company, serves as the President of Cross Construction. In November 1999, the Bank entered into a lease agreement with Midwest Television, Inc. for office space located in the Bank's main office building located at 100 West University Avenue, Champaign. Mr. Meyer, a director of the Company, serves as President of Midwest Television,
Page 65
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Inc. Lease payments will total approximately $82,000 annually. In addition, the Company leases space from Mr. Meyer in a building which is used for the Company's branch banking operations on the campus of the University of Illinois at Urbana/Champaign, with lease payments totaling approximately $54,000 annually. Management believes that the terms of these services were no less favorable to the Company than would have been obtained from non-affiliated parties.
Page 66
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Index to Financial Statements

        See page 30.

(a)(2)  Financial Statement Schedules

        N/A

(a)(3)  Schedule of Exhibits

        The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.


(b)     Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.


(c)     Exhibits

        The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

(d)     Financial Data Schedules

        Exhibit 27.1
        Exhibit 27.2
        Exhibit 27.3
Page 67
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2000.


By:    /S/ Van A. Dukeman                 By:  /S/ David B. White
       President, CEO and Director             Executive Vice President and
                                               Principal Financial and
                                               Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2000.


/S/ Gregory B. Lykins                     Chairman and Director


/S/ Van A. Dukeman                        President, CEO and Director


/S/ David J. Downey                       Director


/S/ August C. Meyer, Jr.                  Director


/S/ Gene A. Salmon                        Director


/S/ George T. Shapland                    Director


/S/ Dean R. Stewart                       Director


/S/ James A. Sullivan                     Director


/S/ Roy V. VanBuskirk                     Director


/S/ David B. White                        Executive Vice President and Chief
    Financial Officer
Page 68
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

10.4 Employment Agreement for      Exhibit 10.8 to the Form 10-K
     Charles R. Eyman              filed with the Commission on
                                   April 1, 1996 (SEC File No. 33-90342)


21.1 Subsidiaries of the Registrant                            X

23.1 Consent of McGladrey & Pullen, LLP                        X

27.1 Financial Data Schedule                                   X
Page 69
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

27.2 Financial Data Schedule
     Restated for 1998                                         X

27.3 Financial Data Schedule
     Restated for 1997                                         X